Form 10-K
period 1993-12-31
COMDATA HOLDINGS CORP
filed 1994-03-30
CIK 814246

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K


/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1993
         or
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 [NO FEE REQUIRED] FOR THE TRANSITION PERIOD FROM _____ TO
         _____.


Comdata Holdings Corporation                Comdata Network, Inc.
Commission file number:  0-16151            Commission file number:  2-66729

                          COMDATA HOLDINGS CORPORATION
                             COMDATA NETWORK, INC.
          (Exact name of each registrant as specified in its charter)

 Comdata Holdings Corporation                      Comdata Holdings Corporation
           Delaware                                        13-3396750
       Comdata Network, Inc.                          Comdata Network, Inc.
           Maryland                                        62-0813252
(State or other jurisdiction of            (I.R.S. Employer Identification Nos.)
incorporation or organization)

          5301 Maryland Way
          Brentwood, Tennessee                                37027
(Address of principal executive offices)                   (Zip Code)

Registrants' telephone number, including area code:  (615) 370-7000

Securities registered pursuant to Section 12(b) of the Act:

  Title of each class                 Name of each exchange on which registered
  -------------------                 -----------------------------------------

         None                                             None

Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, $.01 par value, of
                          Comdata Holdings Corporation

         Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      X  Yes        No
                                              ---         ---

         The aggregate market value of the voting stock held by non-affiliates of Comdata Holdings Corporation was $83,000,000 as of March 4, 1994, based upon the closing price of such stock as reported in the National Market System of the National Association of Securities Dealers Automated Quotations System ("NASDAQ") on that day.

         As of March 4, 1994, there were outstanding 14,726,929 shares of Common Stock of Comdata Holdings Corporation. As of such date, 1,000 shares of Common Stock of Comdata Network, Inc. were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE.
                                      None

                                     PART I


ITEM 1.  BUSINESS

                         OVERVIEW AND COMPANY STRATEGY

         Comdata Holdings Corporation ("Holdings") was incorporated in the State of Delaware in March 1987 for the purpose of acquiring, in a leveraged acquisition, Comdata Network, Inc. ("Comdata" or the "Company"), a Maryland corporation organized in 1969. Holdings acquired the outstanding capital stock of Comdata in a merger transaction on September 9, 1987, and Holdings' investment in Comdata and Comdata's subsidiaries represents Holdings' only material asset.

         Comdata is a leading provider of value-added payment and information services to the transportation, gaming and retail industries. By means of its proprietary computerized telecommunications network, in 1993, the Company processed approximately 31.2 million funds transfer transactions for the transportation industry and approximately 5.6 million cash advance transactions at gaming locations and transferred in excess of $7.2 billion over its network. The Company believes that a substantial portion of its revenue in 1993 was generated from markets in which the Company is the leading provider.

         Comdata is a leading provider of funds transfer and regulatory permit services to the trucking industry. Comdata's funds transfer services are available at numerous truck stops and other locations. Other trucking company services include debit card issuance and authorization, in-truck driver communications, telephone services and backhaul information, all of which make use of the information processing or telecommunications capabilities of the Company's network.

         Comdata is also a leading provider of cash advance services to the gaming industry. Comdata uses its network to provide a system by which individuals may use MasterCard, Visa and Discover credit cards to obtain cash in casinos, racetracks and other gaming locations. These services are currently available in a majority of the casinos in Las Vegas, Reno, Lake Tahoe, Nevada, and Atlantic City, New Jersey, and in many other locations, including riverboat casinos.

         Comdata also provides check authorization and guarantee services to grocery stores and other retailers in several states. In addition, Comdata provides retailers with collection services for returned checks.

         Comdata's operating strategy is to increase revenue and operating profits from its core business by emphasizing recurring revenues, maintaining its historically low capital requirements and using its competitive advantages in size, technological capability and diverse product lines to provide better service to its customers and to increase its overall customer base. This strategy has various components, including internal growth through expansion of its existing customer base with existing products, development of new services for existing and adjacent market segments, marketing of integrated services to new and existing customers and development of strategic agreements and partnerships to better provide superior services at lower costs.

         In addition to expanding its operations by using its network to develop new services for its customer base, Comdata has acquired other companies engaged in similar activities. These acquisitions, as well as internally generated growth, have resulted in an increase in revenue from $103.1 million in 1987 to $212.3 million in 1993. Since September 1987, Comdata has acquired 9 different businesses, ranging in size from $0.8 million to $57.6 million in annual revenue at the time of acquisition. Considering the Company's leadership status in transportation and gaming, there may not be as many opportunities to grow future revenues from acquisitions as there have been in the past.

         The acquisition by the Company in 1988 of American Facsimile Systems, Inc. ("AFSI"), a leading provider of specialized transportation permits, enabled Comdata to consolidate its original permit services with those of AFSI and to become a leading provider of these services. Since the AFSI acquisition, Comdata has acquired several smaller, regional permit companies with aggregate annual revenues of approximately $5.0 million. In June 1989, Comdata significantly expanded its cash advance services for the trucking and gaming industries by acquiring Fundsnet, Inc. ("Fundsnet") and the CashChek International Division ("Cashchek") and the Financial and Communication Services Division ("FCS") of First Data Resources, Inc. ("First Data").

         On December 7, 1993, the Company acquired Saunders, Inc. ("Saunders"), based in Birmingham, Alabama, for approximately $9.4 million. Saunders revenues for the year ended December 31, 1993 were $12.1 million. Saunders is a leading supplier of fuel tax, licensing and permit services to the trucking industry. Through its wholly owned subsidiary, Cash Control Corporation, Saunders also provides fuel purchase card and funds transfer services to trucking companies and marketing services to truckstops. The Company believes that the acquisition of Saunders will enable Comdata to increase its customer base in transportation services and to achieve certain efficiencies by eliminating duplicative overhead. In addition, Saunders provides several services that Comdata currently contracts out, such as driver breakdown services and road assistance programs. In addition, on February 23, 1994, the Company acquired a software developer with applications for the transportation industry. The purchase price was approximately $0.5 million, with contingent payments of up to $8.8 million over the next three years, based upon the earnings of the acquired operation.

         Over the past few years, the Company has entered into strategic agreements with the following major providers of communications services and equipment: American Telephone & Telegraph ("AT&T"), Advanced Telecommunications Corporation ("ATC"), a wholly owned subsidiary of LDDS Communications, Inc. ("LDDS"), and Integrated Systems Solutions Corporation ("ISSC"), a subsidiary of International Business Machines Corporation ("IBM"). These agreements have enabled the Company to become a value-added reseller of communications services and equipment and to outsource substantially all its internal data processing functions. Pursuant to certain of these agreements, ATC invested $14.0 million in the Company in 1991, and ISSC made a $15.0 million payment to the Company in 1991.

TRANSPORTATION SERVICES

         Comdata is a leading provider of funds transfer and regulatory permit services to the trucking industry. Comdata also offers fuel purchase programs, backhaul information, in-truck communications services and telecommunications services to over 15,000 trucking companies. Revenue generated from the Company's transportation services represented 58.7% of total revenue in 1993.

FUNDS TRANSFER SERVICES

         Comdata currently has funds transfer agreements with more than 12,000 trucking companies, ranging in size from those with several thousand trucks to those with fewer than five trucks. The majority of Comdata's trucking company customers are common carriers (which account for 80% of all diesel fuel transactions at truck stops), as opposed to private fleets. Many common carriers do not employ their drivers, but instead contract with individual owner-operators. Such owner-operators usually settle their expenses with the common carrier after the completion of each trip. The Company's services are useful in that they provide an accounting to the trucking company of trip expenses normally within 24 hours after the completion of a given trip. The Company's services are also particularly useful to its common carrier customers because they enable the common carrier to maintain greater control over expenditures by independent owner-operators, as well as their employees.

         Funds transfer services provided to the trucking industry, including fuel purchase programs, accounted for $71.7 million, or 33.7%, of the Company's total revenue in 1993. In 1993, Comdata processed approximately 31.2 million funds transfer transactions for the trucking industry and as part of such transactions transferred approximately $5.2 billion over its network.

         THE BASIC FUNDS TRANSFER SYSTEM. The Company's funds transfer system is designed to enable truck drivers to obtain funding for purchases at truck stops and other locations en route to their destination. The system is also designed to enable Comdata's trucking company customers to maintain control over cash disbursements made to either their independent owner-operators or their employees. The basic funds transfer system operates through the use of an instrument known as a Comchek(R), which is a draft payable through a Comdata bank account. The Company maintains a national network of 24-hour independent service centers ("Service Centers"). Most Service Centers have point-of-sale devices and other computer equipment to facilitate communication with the Company's database and operations centers. Currently, there are approximately 8,000 truck stops that serve as Service Centers for the Company.

         The Service Centers at which the Company's services are offered are affiliated with Comdata only as the Company's agent pursuant to a Service Center Agreement. The Service Centers are not required to act for Comdata exclusively, and typically offer the funds transfer services of other companies. Generally, either Comdata or the agents may terminate the relationship on notice of 30 days or less, but Comdata has not experienced a material number of terminations.

         When a truck driver makes a request at a Service Center for a funds transfer, Comdata verifies that the driver's company has established sufficient credit. Upon presentation of valid identification, the Service Center obtains an authorization number from Comdata and issues a Comchek draft. The Service Center then deposits the Comchek draft in its bank account. The trucking company remits to the Company the amount of the draft plus the service fee by wire transfer or check, typically within six days. In most instances, the Comchek draft clears the disbursing bank three days before payment is received by the Company from its customers.

         AUTOMATION OF FUNDS TRANSFER OPERATIONS. The Company has substantially automated its basic funds transfer system by improving its computer software and by installing magnetic stripe readers, printers and modems in Service Center locations. Over 83% of Comdata's transportation services funds transfer transactions are now fully automated, which has significantly enhanced efficiency by eliminating the need for operator involvement and by reducing the amount of time necessary to complete transactions. In addition, Comdata maintains a 24-hour call center in its Brentwood offices to handle transactions that require operator assistance.

         FUEL PURCHASE SERVICES. The Company uses its proprietary network to provide a sophisticated service that allows transportation customers to purchase fuel and other services with an identification card. Fuel purchase transactions are similar to ordinary credit card transactions; however, they allow the trucking company customer greater control over its expenses by setting limits on the use of the identification cards and by designating locations where the cards may be used and the frequency with which they may be used. Some trucking companies also have access to their transaction information on the Company's computer system and may therefore promptly obtain information on recent transactions by their independent owner-operators or employees. In 1993 revenue generated from fuel purchase transactions were $36.3 million, or 17.1%, of the Company's total revenue.

PERMIT SERVICES
         Comdata, through its Transceiver(R) unit, offers value-added services to trucking company customers by determining the permits needed for a designated trip, truck and load, purchasing those permits on behalf of the customer and electronically transmitting them to a convenient Service Center or truckstop where they can be picked up by the truck driver. In many instances, a trucking company customer will order permits directly from the issuing authority, and Comdata will deliver these permits by facsimile machine to their designated location. In addition to charging its customers for the costs imposed by the state authority, Comdata receives a fee for each permit delivered on behalf of a customer. Trucking companies may purchase permits directly from a state, but it may be difficult for the company to deliver the permits to the driver. In addition to providing permits to trucking companies, Comdata also provides certain regulatory compliance services, such as auditing of driver logs and reporting of fuel taxes. Permit transfer fees were approximately $25.5 million in 1993, or 12.0% of the Company's total revenue.

OTHER SERVICES TO THE TRUCKING INDUSTRY

         Telephone Services. Comdata offers long distance telephone services to its trucking industry customers through the Directed Phone Card(TM), a proprietary service that offers significant advantages over traditional telephone credit card services. The Directed Phone Card is an identification card that can be used as a telephone credit card, as well as a fuel purchase card. The card enables Comdata's trucking company customers to maintain greater control over the billable telephone use of their drivers by allowing the trucking company to determine which locations the driver may call and to preprogram those numbers into Comdata's voice response unit. The trucking company can also limit the availability of the service to an independent driver by dollar amount or number of calls. In this way, the trucking company has complete control over the use of the service by the driver. In 1993, Comdata's revenue from this telephone service was $5.3 million, or 2.5%, of the Company's total revenue.

         IN-TRUCK COMMUNICATIONS. Comdata provides an in-truck driver communications and vehicle tracking system known as DriverLink/24(R) pursuant to an agreement with Motorola entered into in November 1990. Building on Motorola's driver communications product marketed as CoveragePLUS(TM), DriverLink/24(R) allows trucking company dispatchers and drivers to communicate with each other 24 hours a day, seven days a week by calling the Comdata communications center. This program was introduced in 1991 and generated $4.1 million, or 1.9%, of the Company's total revenue in 1993, including a $1.7 million one-time fee received as compensation for termination of this service.

         In November 1993, Motorola announced that it had agreed to sell its CoveragePLUS communications business to QUALCOMM Incorporate ("Qualcomm"). The Company is currently exploring alternatives to the continuation of this service, but there can be no assurances that this product line will continue.

         TELECOMMUNICATIONS SERVICES. In June 1989, Comdata entered into an agreement with AT&T pursuant to which Comdata receives favorable rates from AT&T based on volume of business. As part of the agreement, AT&T approved Comdata as a value-added reseller of AT&T's communication services, allowing Comdata to pass along its volume discount to other companies that cannot qualify for these low rates.

         In addition to AT&T communication services, Comdata offers for resale long distance telecommunications provided by ATC, pursuant to a resale agreement entered into in October 1991. As a result of the agreement, ATC became the primary supplier of long distance telecommunications services to Comdata, although AT&T continues to provide certain other telecommunication services. In a related transaction, ATC purchased an aggregate 560,000 shares of the Company's Series A Convertible Preferred Stock for a purchase price of $25 per share. In 1993, revenue from telecommunications services was $13.0 million, or 6.1% of the Company's total revenue.

         DIRECT BILLING. During the first quarter of 1992, Comdata began offering truck stops a new service known as TransLink(TM) by which Comdata provides direct billing and accounts receivable management services to trucking companies and other businesses. In February 1992, the Board of Directors of the National Association of Truck Stop Operators ("NATSO") decided to offer this service to its members. As part of the TransLink program, Comdata assumes the collection risk for direct-bill accounts receivable, thereby relieving the truck stop of the risk and financial impact of uncollected accounts. Comdata's fees for such services are intended to compensate it for assuming the risks of collection and for providing the working capital needed to maintain such accounts. The Company is still refining the

TransLink(TM) program and it has not yet generated significant revenue.

         BACKHAUL INFORMATION SERVICES. LoadMatcher(TM) is a computerized shipment interchange system designed by Comdata to reduce empty backhauls by making specific shipment information available to trucking company customers, enabling them to match available shipments with available cargo space on a nationwide basis. By use of this system, trucking companies are able to reduce significantly the labor, communications, fuel and other expenses caused by empty backhauls. This program generated $3.2 million in revenue, or approximately 1.5%, of the Company's total revenue in 1993.

GAMING SERVICES

         Comdata is a leading provider of cash advance services to the gaming industry. The Company processed over 5.6 million funds transfer transactions aggregating approximately $2.0 billion in gaming and other funds transfer locations in 1993. These services accounted for $75.9 million, or 35.8%, of the Company's total revenue in 1993.

CASH ADVANCE SERVICES

         Comdata's network enables individuals to use MasterCard, Visa or Discover credit cards to obtain cash at Comchek(R) Service Centers in gaming and certain other locations. These cash advance services are essentially the same as the funds transfer services provided to the trucking industry. In a typical cash advance transaction, the amount of the Comchek(R), along with Comdata's service fee, is charged to the individual's MasterCard, Visa or Discover account. Upon authorization by the Company, the Service Center issues the Comchek(R) draft, which is subsequently encashed. Comdata pays a commission to the casino, racetrack or similar service center for each transaction.
Comdata's cash advance services are currently available in a majority of casinos in Las Vegas, Reno and Lake Tahoe, Nevada, and Atlantic City, New Jersey, and many other gaming locations, including riverboat casinos.

         Comdata's ability to expand its cash advance services to nongaming locations may be limited because of certain operating policies adopted by MasterCard International Inc. ("MasterCard") and Visa USA, Inc. ("Visa") that would prohibit use of MasterCard and Visa credit cards to obtain cash advances from Comdata at nongaming locations. However, in October 1992, the Company and MasterCard reached an agreement which permitted the Company to continue to honor MasterCard credit cards and account numbers in providing cash advance services at trucking locations and gaming locations, but which prohibited the Company from honoring MasterCard credit cards for cash advance services at all other types of locations after March 31, 1993 (subject to any prior contractual commitments extending beyond that date). On December 2, 1993, Visa informed the Company that it will permit the Company to continue to honor Visa credit cards for cash advance services at gaming establishments and, for emergency fund purposes, at truck stops and check cashing outlets. The Company may not introduce cash advance services that accept such credit cards at other types of locations and must discontinue such services at all existing non-approved locations by March 1, 1996.

         Cash advance transactions involving MasterCard or Visa credit cards that occurred at the locations discontinued or to be discontinued accounted for approximately 3.0% of the Company's revenue in each of 1991 and 1992 and approximately 1.8% of the Company's revenue in 1993. The Company's cash advance services are also subject to policies and regulations adopted from time to time by such credit card association, which could have an adverse effect on the Company.

         RELATIONSHIP WITH PLAYERS INTERNATIONAL. In August 1991, Comdata entered into an agreement with PCI, Inc., a subsidiary of Players International, Inc., a leading provider of promotional and marketing services to the gaming industry, pursuant to which PCI assumed responsibility for the sales, marketing and field operations aspects of Comdata's cash advance services in gaming facilities. Under the terms of the agreement, certain employees of Comdata who had previously performed the duties assumed by PCI became employees of PCI. As of January 1, 1993, Comdata reassumed responsibility for the sales, marketing and field operations previously outsourced to PCI, although PCI continues to provide certain sales and marketing consulting services in connection with the Company's gaming cash advance services. PCI is subject to a noncompete agreement in favor of the Company which expires on December 31, 1998. While the outsourcing arrangement with PCI was beneficial to the Company, management believes that the assumption by Comdata of responsibility for the operations previously outsourced to PCI will improve the effectiveness of this part of Comdata's business and that the incremental cost of operations reassumed by Comdata plus the amortization of expense attributable to the noncompete agreement will be entirely offset by the reduction in fees payable to PCI.

RETAIL SERVICES

         Comdata provides check acceptance, guarantee and collection services through its retail services division to approximately 580 customers, primarily supermarkets and other multi-lane retailers, in the metropolitan areas of Atlanta, Georgia and St. Louis, Missouri, as well as throughout California and, to a limited degree, in other parts of the United States.

         The check acceptance service is based on data files containing information with respect to individuals check writing history. In check authorization transactions, if Comdata approves a check after review of its data file, the retailer bears the risk of nonpayment of such check. In check guarantee transactions, Comdata bears the risk of nonpayment of a check that it approves. Less than 8% of the checks that Comdata processes are guaranteed transactions. The check authorization and guarantee services reduce or eliminate the risk of loss to the retailer from accepting bad checks, and save labor costs otherwise incurred in accepting checks and collecting bad checks. This results in improved customer service through faster check approval and greater customer convenience. Comdata derives its revenue from fees charged to retailers for check transactions and check collection services and fees paid by consumers for returned checks.

         Revenue generated by Comdata's retail services was $11.7 million in 1993 or 5.5% of Comdata's total revenue.

CUSTOMERS

         The Company provides transportation, cash advance and retail services to over 25,000 customers nationwide. During 1993, no single customer accounted for more than 1.1% of the Company's total revenue, although two retail services customers accounted for 37% of retail services revenue during 1993. During 1993, the Company lost two large customers, one in its transportation division and one in its retail division, as noted in Management's Discussion and Analysis of Financial Condition and Results of Operations.

OPERATIONS

         Comdata's principal communications center for its funds transfer business is located in its corporate headquarters in Brentwood, Tennessee. The communications system is made up of a network of long distance telephone lines, as well as a number of dedicated telephone circuits terminating in Comdata's operations facility. This communications system is controlled by AT&T's Definity(TM) Communications System and utilizes an AT&T System 85 Communications System as a back-up. The processing of transactions is controlled by three mainframe computer processors. The mainframe computer processors are connected to approximately 525 Company-owned personal computers installed in customer locations and approximately 750 terminals located in Comdata's headquarters. Comdata also has other communications centers located in Brea, California, Dallas, Texas and Atlanta, Georgia. The Company maintains offices in 30 locations nationwide and in Canada.

         The application software systems used by Comdata for funds transfer and permit services are unique to the Comdata system and have been developed internally by its staff.

         The Company is highly dependent upon the proper functioning of its telecommunications and computer equipment. The Company is also dependent on ATC, AT&T and other public telephone networks. Pursuant to its agreement with ATC, ATC is Comdata's primary supplier of telecommunications services. In the event ATC's services are not available for any reason, the Company believes that it would be able to obtain similar services from AT&T. While management strives to provide reasonable back-up provisions, there can be no assurance that certain events, some of which are beyond the reasonable control of Comdata, will not materially disrupt Comdata's business. Comdata has never experienced any service disruptions that have had a significant effect on its operations.

SYSTEMS OPERATIONS SERVICES

        In September 1991, Comdata entered into a ten-year Agreement for Systems Operations Services (the "Operations Services Agreement") with ISSC, a subsidiary of IBM. Under the Operations Services Agreement, ISSC provides substantially all the Company's internal data processing functions. In connection with the Operations Services Agreement, ISSC paid $15.0 million cash to Comdata and assumed certain lease obligations in order to acquire certain computer equipment, to obtain access to the Company's software, to acquire the right to extend employment to certain Comdata employees, to obtain access to and use of the Company's facilities and to reimburse certain transition expenses to be incurred by the Company. As a result of ISSC assuming responsibility for these functions, including the related personnel and operating costs, the Company has experienced improved effectiveness of its data processing operations and technology improvements without any significant increase in cost.

CUSTOMER CREDIT

         It is the Company's general policy that trucking companies and other money transfer customers must establish credit before they may use the Company's services. The Company may require letters of credit or surety bonds and generally will not authorize services if the aggregate service cost exceeds the amount of the security or internally established credit limits.

COMPETITION

         GENERAL. The Company competes directly with several companies that offer similar products and services. In addition, Comdata competes with some of its Service Centers (such as truckstops) and retail customers (such as grocery stores) that offer similar products and services. The Company believes that its competitive strengths include (i) its ability to provide services at a large number of locations in the continental United States and Canada and (ii) its ability to offer a variety of services, frequently tailored to an individual customer's needs.

         FUNDS TRANSFER. The principal competitive factors that are relevant to the funds transfer industry are marketing efforts, pricing, computer systems and reliability, the provision of new techniques in basic funds transfer services, reduction of the time required to effect transactions and payment and security terms of customer agreements. The major credit card companies and vendors of traveler's checks are also competitors of Comdata in that they make cash available to holders of their cards and checks on a nationwide basis. In terms of its fuel purchase program, Comdata competes with several credit and debit card services, some of which are larger and have greater resources than the Company. Certain of Comdata's competitors also operate or franchise nationwide truckstop chains. Industry trends of consolidation among trucking companies and truckstops could also affect the Company.

         The Company believes that at least eight companies offer funds transfer services to the trucking industry. These competitors are smaller than Comdata, although at least two are owned by companies significantly larger than Comdata. One of the Company's competitors, Cummins Cash and Information Services, was acquired by Electronic Data Systems, Inc. in 1992. In addition, truckstops may negotiate directly with trucking companies for a direct billing relationship.

        The Company is a leading provider of cash advance services to the gaming industry. At least one provider of cash advance services with substantial financial resources competes with the Company in some gaming establishments and the Company faces competition from certain large gaming establishments themselves. The Company also faces competition from automated teller machines that participate in national networks and from at least one other national funds transfer company.

         PERMIT SERVICES. In the business of transmitting special regulatory permits, there is at least one other nationwide company and several regional companies providing permit services similar to those provided by Comdata. Competition in this market is influenced by price, the expertise of personnel and the ease with which permits may be ordered and received.

         RETAIL SERVICES. Comdata's check acceptance and collection services have a number of regional and national competitors. Comdata believes that at least three national companies, Telecredit, Inc. (a subsidiary of EquiFax), JBS (a subsidiary of National Processing Company) and TeleCheck (a subsidiary of First Financial Management Company), have larger retail customer lists, although these three companies are not usually direct competitors in serving grocery stores. Competition for this business is dependent upon pricing, marketing efforts, computer and systems reliability and the amount and quality of information with respect to check writers. Comdata operates in St. Louis, California and Atlanta and is not a national operator with this business line.

REGULATION

         Many of the states in which the Company operates require persons engaged in the business of selling or issuing payment instruments (such as the Company's Comchek(R) instrument) or in the business of transmitting funds to obtain a license from the appropriate state agency. In certain states, the Company is required to post bonds or other collateral to secure the Company's obligations to its customers in those states. Some state agencies have the authority to deny licenses to, or revoke the license of, financially weak companies. For its cash advance services in Atlantic City, New Jersey casinos, the Company is required to hold a Casino Service Industry License issued by the State of New Jersey Casino Control Commission. The Company believes that it is currently in compliance in all material respects with the regulatory requirements applicable to its business. The failure to comply with the requirements of any particular state could have a material adverse effect on the Company's business in that state.

SECURITY

         Comdata maintains a system of internal control procedures relating to its electronic data processing operations in order to reduce the possibility of fraudulent conduct by its employees and the users of its services. Losses resulting from fraud have never been material to Holdings financial results.

EMPLOYEES

         As of December 31, 1993, the Company employed 1,818 persons, of whom 846 were located in Brentwood, Tennessee, with the remainder located principally in Dallas, Texas, Atlanta, Georgia, Brea, California, Birmingham, Alabama, Newberry, South Carolina, Toronto, Canada and Montreal, Canada. None of the Company's employees is covered by a collective bargaining agreement. The Company believes that its relations with its employees are good.

TRADEMARKS

         Certain of the Company's products and services are marketed under federally registered trademarks, including Comchek(R), Express Comchek(R), Cashex(R), Instacom(R), Quik Cash(R) and Super Driver(R).

SEASONALITY

         Due to several factors affecting the transportation and gaming industries, the fourth quarter historically has a lower level of transactions than the first three quarters of the year for these businesses. These seasonal factors are primarily due to transportation and consumer gaming spending habits during the holiday season. These effects have been lessened by growth in other services in 1993 and 1992. See Note 14 of Notes to Consolidated Financial Statements for a summary of quarterly information.

ITEM 2.  PROPERTIES

         The Company's corporate headquarters are located in Brentwood, Tennessee, and are leased for a term of twelve years that commenced on January 1, 1990. The lease may be extended, at the Company's option, for two additional five-year periods. The Company also has the option to purchase the headquarters during the fifth, seventh, tenth and twelfth years of the lease. In addition to its corporate headquarters, the Company leases 28 other properties for operational and sales offices.

ITEM 3.  LEGAL PROCEEDINGS

         Holdings, Comdata, certain former directors of Comdata and Alex. Brown & Sons Incorporated ("Alex. Brown") are parties to a lawsuit currently pending in the United States District Court for the Southern District of New York brought by Alex Eisenberg, a former stockholder of Comdata. Filed in May 1991, the complaint, which purports to be a class action on behalf of all former Comdata stockholders except the defendants, alleges causes of action against the individual defendants, who as directors of Comdata approved the acquisition of Comdata by Comdata Holdings Corporation in September 1987, for breach of fiduciary duties in approving the acquisition. The complaint also alleges negligence and breach of contract by Alex. Brown in its role as financial advisor to the Board of Comdata at the time of the acquisition.

         Pursuant to Comdata's indemnification obligations, the individual defendants and Alex. Brown have been dismissed from the action, and Holdings and Comdata have assumed the defense of the claims in respect of such defendants.

         In September 1992, the Court entered an order dismissing the class action allegations relating to the former directors of Comdata. The order also dismissed all allegations that Alex. Brown had aided and abetted the alleged breaches of fiduciary duties of the former directors. The order permitted the plaintiff to pursue his individual claims against the former directors, as well as his individual claims and the class claims against Alex. Brown in its role as a financial advisor. No class has been certified in this litigation.

         Prior to the end of 1993, counsel for Eisenberg and Comdata reached agreement upon the settlement of the matter without material liability to the defendants, subject to court approval and certain other procedures, which are pending.

         Comdata and certain unrelated financial institutions are parties to two lawsuits filed in the Circuit Court of Cook County, Illinois and captioned, respectively, Anthony Cie, et.

al. vs. Comdata Network, Inc. et. al.; and James C. Giannotti, et. al. vs. Comdata Network, Inc. et. al. The lawsuits allege that credit card cash advances obtained by the plaintiffs at gaming facilities are debts which are null and void as violative of an Illinois statute declaring loans made for purposes of illegal gambling as void and unenforceable. Comdata and the financial institution defendants prevailed at the trial court level on motions to dismiss.

         The plaintiffs have appealed the trial court rulings to the Illinois Appellate Court. Oral argument is currently expected to be scheduled for the summer of 1994.

         On February 5, 1992, Comdata filed a complaint in the United States District Court for the Middle District of Tennessee, charging that Synapsis Corporation, Ltd. ("Synapsis") and its owner, William S. Akel ("Akel"), conspired with a computer programmer employed by Comdata to steal a proprietary and confidential list for resale. The complaint alleges violations of the Racketeer Influenced and Corrupt Organizations Act (RICO) and the conversion of Comdata's list from its internal computer files. On July 7, 1992, Synapsis filed an action against Comdata, Players International, Inc. and PCI, Inc. in the United States District Court for the Central District of California. The complaint alleged violations of Sections 1 and 2 of the Sherman Act, unfair competition and invasion of privacy by Comdata and Players in connection with the cash advance service offered by Comdata in various gaming establishments.

         Pursuant to settlement agreements entered into by the parties, both lawsuits were dismissed during 1993.

         Cashex, Inc., a subsidiary of Comdata, was a party to a lawsuit brought in the United States District Court for the Southern District of New York by Caldor, Inc. The complaint, filed in May 1992, sought approximately $850,000 in damages, plus interest, for what was alleged to have been breach of contract relating to a services agreement between Caldor, Inc., a retailer, and Cashex, Inc. pursuant to which Cashex rendered check authorization and guarantee services for Caldor stores. Caldor claimed that Cashex misgraded approximately 5,000 consumer checks as non-guaranteed items when, in fact, such checks should have been graded as guaranteed and, thus, paid by Cashex.

         Settlement of the matter was agreed upon, and the lawsuit was dismissed during 1993.

         Comdata is a defendant in certain other pending litigation arising in the course of its business. While the final outcome of these lawsuits cannot be predicted with certainty, it is the opinion of Management, after consulting with its legal counsel, that any ultimate liability would not materially affect the consolidated financial position of Holdings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 25, 1993, Holdings' Board of Directors approved an amendment to Holdings' Certificate of Incorporation to effect a reverse stock split of Holdings' issued and outstanding Common Stock on the basis of one new share for each three shares outstanding (the "Reverse Split"). In conjunction with the Reverse Split, the Board also voted to amend the Certificate of Incorporation to reduce the number of authorized shares of Common Stock from 200,000,000 shares to 100,000,000 shares and to reduce the number of shares reserved for issuance under Holdings' Stock Option and Restricted Stock Purchase Plan from 6,000,000 to 2,000,000 shares.

The amendments described above were adopted by the written consent of stockholders owning a majority of Holdings' issued and outstanding Common Stock, Series B Convertible Preferred Stock and Series C Convertible Preferred Stock, such written consent being dated and effective as of October 25, 1993. Notice of such stockholder action was sent to all other Holdings stockholders of record.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON
         EQUITY AND RELATED STOCKHOLDER MATTER

         Holdings Common Stock is traded on the over-the-counter market and quoted on the NASDAQ National Market System under the symbol CMDT. The following table sets forth the high and low last reported sales prices of the Common Stock quoted on the NASDAQ National Market System for the periods indicated (as adjusted for a 1-for-3 reverse stock split, effective on November 16, 1993).


                                               HIGH        LOW
                                               ----        ---
1992
  First quarter   . . . . . . . . . . . .     $12.375     $9.375
  Second quarter  . . . . . . . . . . . .      11.625      9.000
  Third quarter   . . . . . . . . . . . .      10.125      4.500
  Fourth quarter  . . . . . . . . . . . .       9.000      5.250
1993
  First quarter   . . . . . . . . . . . .       7.875      5.250
  Second quarter  . . . . . . . . . . . .       7.875      5.438
  Third quarter   . . . . . . . . . . . .      10.500      6.375
  Fourth quarter  . . . . . . . . . . . .      14.625      7.250

        As of March 4, 1994 there were 448 holders of record of Holdings' Common Stock.

         Holdings anticipates that it will retain all of its earnings for the development and expansion of its business and repayment of debt, and therefore does not anticipate paying dividends on its Common Stock in the foreseeable future. To date, Holdings has not paid any dividends on its Common Stock. Comdata's Revolving Credit Facility and the indentures governing its subordinated debt (all of which are guaranteed by Holdings) limit the amount of dividends that Comdata may pay to Holdings and that Holdings may pay to its stockholders. In addition, the Common Stock ranks junior as to the payment of dividends to the Series A, Series B and Series C Convertible Preferred Stock. All dividends on Holdings' preferred stock have been paid in shares of common stock, additional shares of preferred stock, or have accreted to liquidation value.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The following table sets forth selected consolidated financial data for Holdings for the periods ended December 31, 1993, 1992, 1991, 1990, and 1989.

         The selected consolidated financial data presented below have been extracted or derived from, and should be read in conjunction with, the audited consolidated financial statements of Holdings and the related notes thereto and with Management's Discussion and Analysis of Results of Operations and Financial Condition included elsewhere in this Annual Report. Such consolidated financial statements were audited by Arthur Andersen & Co., independent public accountants, and the report of Arthur Andersen & Co. with respect to such consolidated financial statements for 1993, 1992, and 1991 is included elsewhere in this Annual Report.

SELECTED CONSOLIDATED FINANCIAL DATA

                                                  1993          1992           1991         1990        1989
                                                  ----          ----           ----         ----        ----
                                                 (In thousands, except percentages and ratios)
Statement of Operations Data:
Revenue                                      $ 212,316     $ 193,072      $ 184,468    $ 189,755   $ 158,974
Operating costs other than
  depreciation and amortization                153,883       139,768        141,738      138,734     113,364
                                             ---------     ---------      ---------    ---------   ---------
EBITDA (earnings before interest, taxes,
  depreciation and amortization                 58,433        53,304         42,730       51,021      45,610
Depreciation and amortization                   14,778        13,813         15,298       51,081      22,401
Goodwill and other intangibles
  write-off(a)                                 230,257(a)       -              -            -           -
                                             ---------     ---------      ---------    ---------   ---------

Income (loss) before interest, taxes
  and extraordinary item                      (186,602)       39,491         27,432          (60)     23,209
Interest expense, net                          (30,268)      (37,078)       (38,807)     (40,773)    (37,754)
                                             ---------     ---------      ---------    ---------   ---------

Income (loss) before taxes and
  extraordinary item                          (216,870)        2,413        (11,375)     (40,833)    (14,545)
Income tax benefit (expense)                      (235)         -               850         -          2,833
                                             ---------     ---------      ---------    ---------   ---------

Net income (loss) before
  extraordinary item                          (217,105)        2,413        (10,525)     (40,833)    (11,712)
Extraordinary Item(b)                             -          (20,503)(b)       -            -           -
                                             ---------     ---------      ---------    ---------   ---------

Net income (loss)                             (217,105)      (18,090)       (10,525)     (40,833)    (11,712)
Preferred dividend requirement                 (12,583)       (1,430)          (329)        -           -
                                             ---------     ---------      ---------    ---------   ---------

Net income (loss) to common
  stockholders                               $(229,688)    $ (19,520)     $ (10,854)   $ (40,833)  $ (11,712)
                                             =========     =========      =========    =========   =========

Earning per share-
Net income (loss) before
  extraordinary item                         $  (15.03)    $    0.17      $   (0.75)   $   (3.00)  $   (1.04)
Extraordinary item                                -            (1.44)          -            -           -
                                             ---------     ---------      ---------    ---------   ---------

Net income (loss)                               (15.03)        (1.27)         (0.75)       (3.00)      (1.04)
Preferred stock dividend requirement             (0.87)        (0.10)         (0.02)        -           -
                                             ---------     ---------      ---------    ---------   ---------

Net income (loss) per common share           $  (15.90)    $   (1.37)     $   (0.77)   $   (3.00)  $   (1.04)
                                             =========     =========      =========    =========   =========

Weighted average common shares                  14,447        14,282         14,147       13,597      11,286
                                             =========     =========      =========    =========   =========

Balance Sheet Data (at end of year):
Working capital (deficit)                    $  13,949     $   2,768      $ (11,352)   $ (20,875)  $ (19,781)
Total assets                                   226,171       433,732        429,054      478,128     567,544
Total intangible assets                         93,005       321,143        322,462      330,022     388,043
Long-term debt, net                            230,208       224,753        272,782      290,761     317,002
Total liabilities                              345,497       337,352        395,706      448,494     534,343
Total stockholders' equity (deficit)          (119,326)       96,380         33,348       29,634      33,201
Tangible net worth (deficit)                  (212,393)     (224,763)      (289,114)    (300,388)   (354,482)

                                                 1992           1991           1990         1989        1988
                                                 ----           ----           ----         ----        ----
                                                      (In thousands, except percentages and ratios)
Other data:
Income (loss) before interest,
  taxes, and extraordinary item as
  a percentage of revenue                        (87.9%)        20.5%          14.9%         0.0%       14.6%
Interest expense, net, as a
  percentage of revenue                           14.3%         19.2%          21.0%        21.5%       23.7%
Capital expenditures                         $   5,954     $   2,794       $  4,965    $   5,982   $   8,314
Number of employees at year end                  1,818         1,668          1,696        1,938       1,898

(a) During 1993, the Company wrote off the net carrying amount related to goodwill and other intangible assets of its transportation and retail business operations based on an assessment of the recoverability of these amounts through future operations of these businesses.

(b) Extraordinary item consists of the premiums paid on the debt retired and the unamortized discount and related debt issuance costs incurred in connection with the December, 1992 Recapitalization.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company's services may be separated into the following principal groups: transportation services consisting of funds transfer and related services for the trucking industry; gaming services consisting primarily of cash advance services to casinos and other legalized gaming establishments; and retail services consisting primarily of check payment services. The following table sets forth revenue in each of these areas for the periods presented.

                                        YEAR ENDED DECEMBER 31,
                                  ----------------------------------
                                    1993         1992         1991
                                    ----         ----         ----
Transportation services:                   (in thousands)
   Funds transfer services        $ 71,655     $ 67,979     $ 67,206
   Permit services                  25,485       24,474       23,207
   Telecommunication services       18,283       12,336       13,180
   Other services                    9,281        5,357        3,842
                                  --------     --------     --------
       Total                       124,704      110,146      107,435
Gaming services                     75,927       71,042       65,980
Retail services                     11,685       11,884       11,053
                                  --------     --------     --------
   Total revenue                  $212,316     $193,072     $184,468
                                  ========     ========     ========


   The Company's operating costs, and such costs as a percentage of revenue, its income (loss) before interest, taxes and extraordinary item, and its interest expense for such periods were as follows:

                                                         YEAR ENDED DECEMBER 31,
                                       ----------------------------------------------------------
                                                    (IN THOUSANDS, EXCEPT PERCENTAGES)
                                               1993               1992                1991
                                       -----------------   -----------------   ------------------
Revenue . . . . . . . . . . . . . .    $ 212,316   100.0%   $193,072   100.0%   $184,468   100.0%
                                       ---------   ------   --------   ------   --------   ------
Salaries and employee
  benefits  . . . . . . . . . . . .       53,241    25.1      49,606    25.7      50,999    27.7
Agent commissions . . . . . . . . .       30,252    14.2      23,988    12.4      25,666    13.9
Telecommunications  . . . . . . . .       26,424    12.4      21,140    11.0      22,033    11.9
Depreciation and
  amortization  . . . . . . . . . .       14,778     7.0      13,813     7.1      15,298     8.3
Write-off of goodwill
  and other intangibles . . . . . .      230,257   108.5        -        -          -        -
Other operating costs . . . . . . .       43,966    20.7      45,034    23.3      43,040    23.3
                                       ---------   -----    --------   -----    --------   -----
Total operating costs . . . . . . .      398,918   187.9     153,581    79.5     157,036    85.1
                                       ---------   -----    --------   -----    --------   -----

Income (loss) before
  interest, taxes and
  extraordinary item  . . . . . . .    $(186,602)           $ 39,491            $ 27,432
                                       =========            ========            ========

Interest expense  . . . . . . . . .    $  30,303            $ 37,154            $ 39,088
                                       =========            ========            ========

         The Company is a leading provider of funds transfer and regulatory permit services to the trucking industry, and in 1993 these services and certain others provided to trucking companies accounted for 58.7% of the Company's revenue. The Company's results of operations in this service area are, therefore, highly dependent upon the level of activity in the trucking industry, which, in turn, is affected by general economic conditions as well as competition, the availability of acquisition candidates, and the growth of additional products and services. The Company is also a leading provider of cash advance services to the gaming industry. In 1993, gaming services accounted for 35.8% of the Company's revenue. Demand for the Company's cash advance services is affected by the overall level of gaming activities, by competition for customers by resorts and other gaming locations and by competition from other providers of such services.

         Comdata's practice has been to examine cash flows, or EBITDA (earnings before interest, taxes, depreciation and amortization) to determine goodwill realization on its retail, transportation and gaming business operations individually. In the fourth quarter of 1993, the Company determined that the goodwill and other intangibles for the retail division were impaired. After further consideration, the Company determined that it should evaluate the realization of its transportation division goodwill utilizing projected net income of the division versus EBITDA. The Company now believes that the net income approach is a preferable measurement indicator of the fair value of the transportation and consumer goodwill. This test reflected an impairment of the transportation goodwill and other intangibles.

         The cost of capital increased significantly for Comdata in 1993, making it appropriate for the Company to consider financing costs when examining the impairment, or realizability, of its goodwill and related intangibles. All of the long term debt was issued in connection with business acquisitions that generated the goodwill. The Company is likely to be significantly leveraged for the foreseeable future and the leverage cannot be separated from the goodwill realization. Also, because the Company's current and anticipated tax paying obligations are prior to goodwill amortization, the Company has also concluded that it is preferable to include income tax expenses when examining goodwill impairment and recoverability.

         The projections of net income for the transportation and retail business units were made for a period of five years, and compared to the amounts of amortization expense that would be recorded during those periods. Revenues were projected to increase at the same rates as noted during the past five years adjusted for the effects of acquisitions, and expense increases were forecasted accordingly. Goodwill has been assigned to each business unit based on specific identification of businesses acquired, where possible, or on relative share of revenues as projected at the time of acquisition, for transactions where more than one business was acquired. Interest costs were allocated based on the level of capital used, including the allocated goodwill, reduced by cash flows
subsequently generated by the acquired businesses.   The Company's projections
reflected a net loss prior to goodwill amortization in the retail business and in the transportation business. The Company is not aware of any factors that would suggest an improvement from the trend of the five year forecast in the foreseeable future. Because of the results of these projections, the Company has concluded that there was an impairment of goodwill and other intangible assets in the transportation and retail businesses, and a charge of $230.3 million was recorded in the fourth quarter of 1993 to write-off the remaining unamortized goodwill and intangible assets related to these businesses.

         Before the write-off of goodwill in 1993, the Company would have experienced its sixth consecutive year of losses for common shareholders, were it not for a nonrecurring fee income of $1.7 million. The increase in pre-tax income before the write-off of goodwill is due more to lower interest charges than it is to increases in operating income. Cumulative losses since the Company's inception are approximately $91,000,000, before the write-off of goodwill in the fourth quarter of 1993. In the fourth quarter of 1993, the Company was not able to complete a secondary stock offering which would have significantly reduced its cost of capital, including interest expense and preferred dividends.

RESULTS OF OPERATIONS

1993 VERSUS 1992

         Revenue increased from $193.1 million in 1992 to $212.3 million, an increase of $19.2 million, or 10.0%. Transportation services revenue increased by $14.6 million, or 13.2% during 1993. Within transportation services, the largest revenue growth came from telecommunications services, which increased by $5.9 million, or 48.2%. Revenue growth in telecommunications services was primarily attributable to a shift in sales responsibility for telecommunications services from a small dedicated sales force to the Company's larger general sales force. There are no assurances that the growth rate can continue given competition for this business. Funds transfer revenue increased by $3.7 million, or 5.4%, during 1993, primarily as a result of an increase in the number of transactions. The effect of the increase in transactions was partially offset by a decrease in average transaction fees. The decrease in transaction fees resulted primarily from the shift in 1992 in the Company's customer base from smaller trucking companies to larger ones, which often qualify for volume discounts. Larger trucking companies also account for more direct billing transactions, which have a lower fee because the Company is not required to fund such transactions. Transaction fees are also subject to reductions due to competitive pressures. Considering the industry consolidation of truckstops and trucking companies, there could be further decreases in revenue per transaction, as these consolidated groups have more purchasing power.

         Increased competition was experienced in this sector, as a result of the acquisition of one of the Company's competitors, CCIS, by EDS during the fourth quarter of 1992. EDS has the resources necessary to compete effectively in the transportation business. In 1994, the Company will be losing one of its largest transportation customers to EDS, resulting in a loss of over $750,000 annually in revenue.

       Permit services revenues increased from $24.5 million in 1992 to $25.5 million in 1993, an increase of $1.0 million or 4.1%. However, several changes in state regulations governing the issuance of temporary trip and fuel permits have been enacted recently that are expected to reduce the number of such permits issued in the future.

         Revenue from other transportation services in 1993 includes a one-time fee of $1.7 million, received as compensation from a vendor following its decision to discontinue its support of the DriverLink/24(R) in-cab communication system. This service generated revenue of $2.4 million in 1993, exclusive of this one-time fee. This service was launched to attempt to increase the customer base and depth of service to the trucking industry. The Company is currently exploring alternatives to the continuation of this service, but there are no assurances that this product line will continue.

         Gaming services revenue increased during 1993 by $4.9 million, or 6.9%. Increases in the number of transactions at gaming establishments increased revenue before the merchant discounts assessed by the businesses that process MasterCard and Visa transactions for the Company, but increases in such merchant discounts offset a portion of the revenue increases. In October 1992 and April 1993, substantial increases in merchant discounts were instituted.
As a result of these increases, merchant discounts for 1993 were $3.2 million higher than they would have been under the discounts in effect prior to such increases. The MasterCard and Visa credit card associations have not announced any additional increases in merchant discounts for 1994, although such discounts have increased from time to time in the past and the Company is unable to predict what pricing action the credit card associations may take in the future. Such merchant discounts are treated as a reduction in revenue in the Company's financial statements.

         Comdata's network enables individuals to use certain credit cards to obtain cash at the Company's service centers in gaming and certain other locations. Comdata's ability to expand its cash advance services to nongaming locations is limited by operating policies adopted by the credit card associations. Cash advance transactions involving such credit card associations that occurred at the locations discontinued or to be discontinued under such policies accounted for approximately 3.0% of the Company's revenue in each of 1991 and 1992 and approximately 1.8% of the Company's revenue in 1993. The Company's cash advance services are also subject to policies and regulations adopted from time to time by such credit card associations, which could have an adverse effect on the Company. See "Business - Gaming Services - Cash Advance Services."

         Revenue from retail services was approximately the same in 1993 as compared to 1992. Recently, the Company was notified it will lose its largest retail customer. After a transition period, there will be approximately $2.0 million in annual revenue which will have to be replaced, or total revenue in retail will decline. New management was put in place at the beginning of 1993, and charged with the responsibility of improving the financial results of this product line. The Company has concluded that recent developments related to the acceptance and use of debit and credit cards at supermarkets could adversely affect its check authorization business.

         Salaries and employee benefits increased from $49.6 million for 1992 to $53.2 million for 1993, an increase of $3.6 million, or 7.3%. During 1991, an agreement was executed with PCI, Inc. ("PCI"), a subsidiary of Players International, Inc. ("Players"), for the outsourcing of certain of Comdata's sales, marketing and field support operations related to its cash advance services in gaming facilities. The outsourcing of these operations to PCI resulted in a reduction in the number of employees and in related salaries and employee benefits. Effective January 1, 1993, the Company resumed responsibility for certain sales and marketing functions that had been outsourced by PCI, although PCI continues to provide certain sales and marketing consulting services in connection with the Company's gaming cash advance services. PCI continues to be subject to a noncompete agreement in favor of the Company which expires on December 31, 1998. While the outsourcing arrangement with PCI was beneficial to the Company, management believes that the resumption by Comdata of responsibility for the operations previously outsourced to PCI will improve the effectiveness of this part of the Company's business. The resumption of these operations resulted in an increase in salary and employee benefits expense of approximately $3.1 million for 1993, but also resulted in a reduction of approximately $5.3 million in fees paid to PCI. The fees paid to PCI were included in "Other Operating Costs" in 1992. Wage and salary increases granted during the past twelve months account for the majority of the remaining increase in this expense category.

         Agent commissions increased from $24.0 million for 1992 to $30.3 million for 1993, an increase of $6.3 million, or 26.1%. These commissions are paid to locations offering gaming cash advance services. In the 1993 period, transactions increased at gaming locations, where agent commissions expense is higher, compared to nongaming locations. In addition, the rates paid to certain casinos were increased in response to competitive pressures. The trend of increased transactions at gaming locations relative to nongaming locations is primarily due to the Company's limited ability to expand its operations in nongaming locations as a result of the Visa and MasterCard policies described above and is expected to continue. As noted above, gaming revenue, after deducting merchant discounts, increased by $4.9 million during this period, while merchant discounts increased by $3.2 million. Without such merchant discount price increases, gaming revenues would have more than offset the $6.3 million increase in agent commissions. Due to competitive pressures, there are no assurances that agent commissions will not increase in the future at a faster rate than growth in related revenue.

         Telecommunications expense increased from $21.1 million for 1992 to $26.4 million for 1993, an increase of $5.3 million, or 25.0% primarily due to the 48.2% increase in telecommunications services revenue.

         Depreciation and amortization expense increased from $13.8 million for 1992 to $14.8 million for 1993, an increase of $1.0 million, or 7.0%, primarily due to the amortization of amounts recorded pursuant to the noncompete agreement executed with PCI at the end of 1992 and to property additions.

         Other operating costs decreased from $45.0 million for 1992 to $44.0 million for 1993, a decrease of $1.0 million, or 2.4%. The revision of the outsourcing agreement with PCI eliminated $5.3 million of related expenses during 1993. However, there have been increases in sales-related travel and training costs (approximately $0.9 million) and increases in legal costs (approximately $1.0 million), resulting from the fees paid in connection with the antitrust suit brought by the Synapsis Corporation Ltd. against the Company and Players, that have offset the reductions in expense attributable to the termination of the PCI agreement. In addition, amortization related to a deferred credit was $0.9 million less during 1993 than in 1992, and the Company paid $0.7 million to a consulting firm to assist it in evaluating the efficiency of its work force and procedures.

         Interest expense decreased from $37.2 for 1992 to $30.3 million for 1993, a decrease of $6.9 million, or 18.4%, and preferred dividends were $11.2 million higher during 1993, as a result of the recapitalization the Company completed in 1992. Dividends on preferred stock are payable in additional shares of preferred stock with respect to Series A Convertible Preferred Stock, or accrete to liquidation preference with respect to Series B and C Convertible Preferred Stock, and in all cases do not require a cash payment.

         The Company's effective tax rate is less than the statutory tax rate because of the utilization of net operating loss carryforwards ("NOLs"). The Company had NOLs of approximately $12.0 million at the end of 1993, which, if unused, will expire from 2005 to 2007. Because of the utilization of the majority of such NOL's during 1993, the Company will incur a much greater liability for income taxes in future periods.

1992 VERSUS 1991

         Revenue increased from $184.5 million in 1991 to $193.1 million in 1992, an increase of $8.6 million, or 4.7%. Gaming cash advance revenue increased from $66.0 million to $71.0 million, an increase of $5.0 million, or 7.6%, primarily as a result of increased transaction rates, as well as revenue from new gaming establishments. The Company believes that new gaming establishments will continue to provide a source of transaction growth, but is unable to predict whether it will be able to continue to implement transaction rate increases. Revenue related to transportation services increased $2.7 million, or 2.5%, in 1992. Revenue from funds transfer services was $0.8 million higher in 1992 compared to 1991. The number of transactions for these services was higher during 1992, primarily due to an increased number of new customers, but the effect of the increased number of transactions was partially offset by decreases in average transaction fees. This decrease resulted in part from a shift in the Company's customer base from smaller trucking companies to larger ones, which often qualify for discounts. Larger trucking companies also account for more direct billing transactions, which have a lower fee because the Company is not required to fund such transactions. The Company believes this trend is partially attributable to the effect of recent economic conditions on smaller trucking companies. Any change in this trend will depend on the state of the general economy. Permit services revenue increased approximately $1.3 million, primarily due to acquisitions made in December 1991. Telecommunications revenue decreased due to limited new sales resources being allocated to this product line. Other transaction services revenue increased in 1992 as a result of revenue from Comdata's in-truck communication service, DriverLink/24(R) , which began operations in the fourth quarter of 1991. Revenues from retail services increased due to the addition of new customer contracts in this business.

         In 1992, total operating costs decreased $3.5 million compared to the $157.0 million expensed in 1991. All categories of costs were lower except other operating expenses, which rose 4.6% in 1992. The Company's focus on increasing efficiency, and the benefit of outsourcing agreements enabled the lowering of total costs.

         Salaries and employee benefits decreased from $51.0 million in 1991 to $49.6 million in 1992, a decrease of $1.4 million, or 2.7%. During 1991, agreements were entered into with ISSC for the outsourcing of Comdata's internal data processing function and with PCI for the outsourcing of certain Comdata sales, marketing and field support operations related to its cash advance services in gaming facilities. The outsourcing of these operations resulted in a reduction in the number of employees and in related salaries and employee benefits.

         Agent commissions decreased from $25.7 million in 1991 to $24.0 million in 1992, a decrease of $1.7 million, or 6.6%. Agent commissions are paid to locations offering gaming cash advance services, and the decrease is due to a change in the mix of transactions from the major gaming centers in Nevada and Atlantic City, New Jersey to gaming centers in other areas of the United States where agent commission rates are lower. The Company believes that the growth in cash advance services at gaming locations outside Nevada and New Jersey will tend to lower agent commissions in those areas, but total agent commission expenses will also be affected by the overall level of gaming transactions.

         Depreciation and amortization decreased from $15.3 million in 1991 to $13.8 million in 1992, a decrease of $1.5 million, or 9.8%. This was primarily a result of the elimination of depreciation on equipment sold to ISSC in connection with the outsourcing of data processing services.

         Other expenses increased from $43.0 million in 1991 to $45.0 million in 1992, an increase of $2.0 million, or 4.7%. During 1992, Comdata incurred $8.7 million in expenses under its agreement with ISSC for data processing services, compared to $2.8 million in 1991. During 1992, expenses incurred with PCI for sales, marketing and field support services for cash advance services in gaming facilities were $5.3 million, compared to $1.8 million in 1991. The agreements with ISSC and PCI became effective in September 1991.
The revenue and cost benefits of these services, including a reduction in the number of employees and in related salaries and employee benefits, a decrease in depreciation expense for equipment transferred to ISSC and a reduction in interest expense resulting from the application of proceeds from ISSC to reduce debt and the assumption by ISSC of certain financing leases, offset substantially all of the increase in other expenses attributable to the ISSC and PCI fees. As discussed below, the fourth quarter of 1991 included expenses totalling $5.8 million for recruiting and relocation, additional bad debt provisions, legal fees and product development expenses. These expenses were much lower in 1992, offsetting the increases in fees related to outsourcing agreements.

         Interest expense decreased from $39.1 million in 1991 to $37.2 million in 1992, a decrease of $1.9 million, or 4.9%. During 1991, the Company raised cash through the issuance of Series A Convertible Preferred Stock, and received a payment of $15.0 million in connection with the outsourcing of its internal data processing operations. These proceeds, together with cash generated by operations, were used to reduce borrowings during the third quarter of 1991. These reductions, together with lower prevailing interest rates, resulted in a reduction in interest expense.

         During 1992, the Company's recorded $20.5 million as an extraordinary loss on debt retirement in connection with the recapitalization that occurred on December 29, 1992. This charge consists principally of the redemption premiums and unamortized discount and debt issuance cost on the debt retired.

LIQUIDITY AND CAPITAL RESOURCES

RECAPITALIZATION

         On December 29, 1992, Holdings and Comdata successfully completed a recapitalization consisting of the replacement of Comdata's then existing bank facility with the Revolving Credit Facility and the underwritten public offering of $130.0 million principal amount of Comdata's 12.5% Senior Notes due 1999 and $75.0 million principal amount of its 13.25% Senior Subordinated Debentures due 2002. In addition, Holdings raised equity by selling, for cash, $25.0 million of Series C Convertible Preferred Stock and by issuing $53.0 million of Series B Convertible Preferred Stock in exchange for $52.0 million principal amount of Comdata's then outstanding 11% Junior Subordinated Notes, representing an exchange price equal to 102% of the principal amount of such Notes.

         As part of the recapitalization, Comdata redeemed $127.0 million principal amount of its then outstanding 13.5% Senior Subordinated Discount Notes due 1995 and $50.0 million principal amount of its then outstanding 13.75% Subordinated Debentures due 1997, at prices of 104% and 106% of the principal amount, respectively, plus accrued and unpaid interest to the date of redemption.

         Comdata's Revolving Credit Facility provides for revolving credit loans and letters of credit aggregating up to $50.0 million, with a $25.0 million sublimit for letters of credit. In December 1994, the total amount of the Revolving Credit Facility will be reduced by $12.5 million to $37.5 million.
As of December 31, 1993, there were outstanding loans under the Revolving
Credit Facility of $13.0 million and letters of credit totalling $13.5 million. As a result of the recapitalization, Comdata is not required to make any scheduled principal repayments on its senior bank debt or subordinated debt until December 1995, when the Revolving Credit Facility terminates. In June 1995, Comdata is required to repay a $5.7 million note. In addition, $6.2 million of 11% Junior Subordinated Notes mature in October 1997. Scheduled payments on Comdata's 12.5% Senior Notes begin in 1998.

         Comdata's obligations under the Revolving Credit Facility are secured by substantially all the assets of the Company and its subsidiaries, are guaranteed by Holdings and bear interest at prime plus 1.75% or an adjusted Eurodollar rate plus 3%. The amount of credit available under this arrangement is subject to limitations based on the amount and nature of outstanding receivables.

         The Revolving Credit Facility has provisions that require the Company to maintain and transfer excess cash balances, as defined, into bank accounts managed by the lenders. Such lenders have certain discretionary rights to apply such cash balances against Comdata's outstanding loan amounts. At December 31, 1993, the Company had $12.4 million in these accounts. Comdata, on a daily basis, monitors its cash position and makes transfers and other transactions necessary to comply with these provisions of the Revolving Credit Facility.

         Subject to certain exceptions, the Revolving Credit Facility requires prepayment of indebtedness outstanding under the facility with the entire net cash proceeds received by the Company or its subsidiaries from asset sales over a certain minimum amount, 50% of the net cash proceeds received by Holdings or the Company from permitted issuances of debt or equity and any excess cash flow of the Company and its subsidiaries on a consolidated basis. The amount of the Revolving Credit Facility is permanently reduced by an amount equal to such mandatory prepayments.

         The Revolving Credit Facility and the indentures governing the Senior Notes and Senior Subordinated Debentures contain certain covenants that limit or prohibit, among other things, Holding's ability to incur additional indebtedness, to pay dividends or make other distributions, to engage in certain transactions with affiliates, to issue or sell stock of subsidiaries to third parties, to repay certain indebtedness prior to its stated maturity, to create liens, to sell assets, to make certain capital expenditures, to enter into a transaction that would result in a change of control, to incur certain subordinated debt and to merge or consolidate with or to acquire any other business. In addition, the Revolving Credit Facility requires the Company to maintain certain specified financial ratios. As of December 31, 1993, the Company was required to maintain a tangible net worth deficit of less than $207.7 million, an interest coverage ratio in excess of 1.55 to 1, a current ratio is excess of 0.85 to 1, and a debt to net worth ratio not to exceed 2.60 to 1, all as defined. As of December 31, 1993, the Company was in compliance with all covenants and ratios, and its actual measures under these financial ratio covenants were as follows: tangible net worth deficit, $199.4 million; interest coverage ratio, 1.83 to 1; current ratio, 1.01 to 1; debt to net worth ratio, 2.08 to 1.

WORKING CAPITAL

         The Company's principal uses of funds for the next several years will be for working capital, for debt service and for capital expenditures consisting of routine replacements of field computer equipment and back office equipment, which expenditures are expected to be $4.5 million in 1994. New services offered by the Company will require additional investments in working capital to fund growth in accounts receivable. Management believes that funds generated from operations and borrowed under the Revolving Credit Facility should provide sufficient cash to meet the Company's anticipated liquidity needs during the next 24 months, even with the reduction in December 1994 of the total amount of the Revolving Credit Facility by $12.5 million.

ACCOUNTS RECEIVABLE

         In accordance with the Company's revenue recognition policy, revenue from the Company's funds transfer, regulatory permit and gaming cash advance services consists of the transaction fees charged to customers and does not include the cost of goods or services provided by the Company (e.g., fuel purchased, permit provided or cash advanced). The Company's accounts receivable include both the cost of the goods and services provided and the transaction fees, and drafts and settlements payable include the amount due to the issuing agent for the cost of the goods and services. Accounts receivable, net, increased by $18.7 million, or 21.0%, between the end of 1992 and December 31, 1993. Total revenue increased by 10.0% during the year ended December 31, 1993, as compared to the prior year. The volume of business conducted by the Company during the last week of 1993 was greater than during the same period of 1992, and resulted in an increase in accounts receivable of approximately $11.0 million. The remaining portion of the increase in accounts receivable is primarily attributable to the Saunders acquisition, which added approximately $4.2 million to accounts receivable. For the years ended December 31, 1993 and 1992, the average days in accounts receivable outstanding, calculated based on the average accounts receivable outstanding for such period, was approximately
6.2 and 5.8 days, respectively. Because the Company does not recognize the entire amount of accounts receivable for settled transactions as revenue, management believes that the average days in accounts receivable are appropriately measured by the amounts transferred through its cash advance system.

CASH FLOW

         Comdata's principal source of internal liquidity has historically been its cash flow from operations. In 1993 and 1991, operating activities provided cash of $10.3 million and $48.4 million, respectively. In 1993, operations included a non-cash charge of $230 million for the write-off of goodwill and other intangibles. In 1992, however, operating activities used $9.5 million of cash primarily due to increases in accounts receivable.

         Net cash used for investing activities in 1993, 1992 and 1991 was $15.4 million, $1.2 million and $6.7 million, respectively. These amounts primarily represent payment for purchase business combinations, capital expenditures and additions to other assets.

         Net cash provided by financing activities for 1993 and 1992 was $2.7 million and $1.9 million, respectively, primarily consisting of net borrowings under revolving credit agreements, and the effects of the refinancing transactions at the end of 1992. In 1991, financing activities used $41.3 million, principally for payments on revolving credit loans.

NET TAX OPERATING LOSS CARRYFORWARDS

         Effective January 1, 1992, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The Company has a net operating loss carryforward for income tax purposes of approximately $12 million at December 31, 1993, which if unused, will expire from 2005 to 2007.

CERTAIN ACCOUNTING POLICIES

         The Company's funds transfer services for the trucking and gaming industries require the Company to account for millions of transactions each year. In 1993 the Company processed approximately 31.2 million transportation funds transfer transactions and approximately 5.6 million cash advance transactions at gaming locations and transferred in excess of $7.2 billion over its network. In less than 0.15% of the total dollar amount of transactions, the Company is unable to immediately settle such transactions. This may result from a variety of reasons, including the Company's inability to match customer remittances with specific transactions, the disproportionate cost of resolving relatively small dollar credit balances and the failure of drafts and settlements to clear in the normal course of the Company's business. As a result of these circumstances, at any point in time the Company will have unapplied cash balances that are carried as credits to accounts receivable or as unsettled drafts payable. These balances will generally fluctuate with transaction volumes. If the Company does not settle such transactions within a period of twelve months, it is the Company's current policy to take the full amount of the unsettled transactions into revenue.

         In 1991, the Company recognized $10.5 million of unsettled transactions as revenue and $1.9 million as a credit to its bad debt allowance, thereby reducing bad debt expense. In 1992 and 1993, the Company recognized $10.8 million and $9.2 million, respectively, of unsettled transactions as revenue. The classification of amounts from unsettled transactions as revenue or as a credit to expense does not affect the calculation of net income. In addition, the change in classification does not have any effect on net cash provided by or used for operating activities as presented on the Company's statements of cash flows. The Company believes that its revenue recognition policy for unsettled transactions is in accordance with generally accepted accounting principles.

         The Company believes that the twelve-month delay in recognizing such revenue affords sufficient time to determine whether customers have valid claims to such funds, and the Company has experienced insignificant claims for unsettled funds after such twelve-month period. However, the Company may have, as a result of its inability to settle definitively all transfer transactions, contingent liabilities for unapplied cash balances. In certain cases, the Company may have in its possession unclaimed or abandoned funds that may be payable to governmental authorities under state escheatment laws. Because of the Company's inability to settle all funds transfer transactions, the magnitude of such unclaimed funds cannot be determined. Based on its past experience, the Company does not believe that escheatment laws create material liabilities for the Company, although no assurances can be given that such liabilities will not be asserted in the future.

         In 1992, the Company engaged Benton International, Inc. ("Benton"), a management consulting firm in the financial and payment systems industry, to review the Company's systems and procedures for handling funds transfer transactions. A March 1992 study prepared by Benton for the Company recommended a series of steps to improve the Company's transaction processing abilities. The Company's management has reviewed the recommendations and expects that most of such recommendations will be implemented over the next several years and that, as a result, unsettled transactions will decrease as a percentage of total transactions. The Company anticipates that the cost of implementing the Benton recommendations, primarily the cost of computer hardware and software, should be offset by increased employee efficiencies. The implementation of the recommendations should also increase the capacity of the Company's network and increase customer responsiveness.

NEW ACCOUNTING PRONOUNCEMENTS

         In 1993, Holdings adopted the provisions of SFAS No. 112, "Employers' Accounting for Postemployment Benefits - An Amendment of SFAS Nos. 5 and 43." The adoption of this pronouncement does not have a significant effect on the Company's financial statements. The Company's historical accounting policies were consistent with the provisions of SFAS No. 112.

         Holdings does not provide the benefits addressed by SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See the Financial Statements and Supplementary Data listed in the accompanying Index to Consolidated Financial Statements and Schedules which appears on page 33 of this Annual Report. Information required by other schedules called for under Regulation S- X is either not applicable or is included in the consolidated financial statements or the notes thereto.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH
                 ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                  COMDATA HOLDINGS CORPORATION AND SUBSIDIARY

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


                                                                                                      Page
                                                                                                      ----
Report of Independent Public Accountants  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   34

Consolidated Balance Sheets as of December 31, 1993 and
     1992 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   35

Consolidated Statements of Operations for the years ended
     December 31, 1993, 1992 and 1991 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   36

Consolidated Statements of Stockholders' Equity for the
     years ended December 31, 1993, 1992 and 1991 . . . . . . . . . . . . . . . . . . . . . . . . .   37

Consolidated Statements of Cash Flows for the years
     ended December 31, 1993, 1992 and 1991 . . . . . . . . . . . . . . . . . . . . . . . . . . . .   38

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   39

Schedule II - Amounts Receivable from Related Parties,
     Underwriters, Promoters and Employees other than
     Related Parties for the years ended December 31, 1993,
     1992, and 1991 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   56

Schedule V - Property and Equipment for the years ended
     December 31, 1993, 1992 and 1991 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   57

Schedule VI - Accumulated Depreciation of Property and
     Equipment for the years ended December 31, 1993,
     1992 and 1991  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   58

Schedule VIII - Valuation and Qualifying Accounts for
     the years ended December 31, 1993, 1992 and 1991 . . . . . . . . . . . . . . . . . . . . . . .   59

Schedule X - Supplementary Income Statement Information
     for the years ended December 31, 1993, 1992 and 1991 . . . . . . . . . . . . . . . . . . . . .   60

                             ARTHUR ANDERSEN & CO.




                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of
Comdata Holdings Corporation:

We have audited the accompanying consolidated balance sheets of Comdata Holdings Corporation (a Delaware corporation) and subsidiary as of December 31, 1993 and 1992, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1993. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Comdata Holdings Corporation and subsidiary as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.

As discussed in Note 7 to the consolidated financial statements, effective January 1, 1992, the Company changed its method of accounting for income taxes.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedules listed in the index to consolidated financial statements and schedules are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                     ARTHUR ANDERSEN & CO.

Nashville, Tennessee
   February 25, 1994

                  COMDATA HOLDINGS CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1993 AND 1992

                                                            December 31,
                                                        -------------------
                                                         1993        1992
                                                         ----        ----
ASSETS                                                    (In thousands)
Current assets:
  Cash and cash equivalents                           $ 13,332    $ 15,716
  Accounts receivable, less allowance for
    doubtful accounts of $6,087,000 in 1993;
    $5,839,000 in 1992                                 107,555      88,920
  Prepaid expenses and other                             2,226       1,703
                                                      --------    --------
      Total current assets                             123,113     106,339
Property and equipment:                               --------    --------
  Buildings and improvements                             2,460       2,087
  Equipment                                             24,916      18,204
                                                      --------    --------
                                                        27,376      20,291
  Less accumulated depreciation                        (17,760)    (14,420)
                                                      --------    --------
                                                         9,616       5,871
Cost in excess of fair value of net                   --------    --------
  assets acquired, net                                  79,618     304,506
Other assets, net                                       13,824      17,016
                                                      --------    --------
                                                      $226,171    $433,732
                                                      ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Drafts payable                                      $  8,211    $  6,753
  Settlements payable                                   65,897      63,017
  Accounts payable                                      10,410      10,421
  Other accrued liabilities                             17,312      15,921
  Customer security deposits                             6,632       5,413
  Current maturities of long-term debt                     702       2,046
                                                      --------    --------
    Total current liabilities                          109,164     103,571
                                                      --------    --------
Deferred credit                                          6,125       9,028
                                                      --------    --------
Long-term debt, net of current maturities              230,208     224,753
                                                      --------    --------
Commitments and contingencies

Stockholders' equity:
  Preferred stock, par value $.01 per share,
    authorized 5,000,000 shares:
      Series A, issued and outstanding 645,902
        shares, 1993; 560,000 shares, 1992; stated at
        liquidation preference, $25 per share plus
        accrued dividends                               16,232      14,354
      Series B, issued and outstanding 562,033
        shares, 1993; 572,226 shares, 1992;
        stated at liquidation preference,
        $100 per share plus accrued dividends           63,713      57,367
      Series C, issued and outstanding 250,500
        shares, stated at liquidation preference,
        $100 per share plus accrued dividends           28,285      25,076
  Common stock, par value $.01 per share,
    authorized 100,000,000 shares; issued
    and outstanding 14,721,929 shares,
    1993; 14,375,057 shares, 1992                          147         144
  Paid-in capital                                      101,885      99,307
  Accumulated deficit                                 (329,588)    (99,868)
                                                      --------    --------
    Total stockholders' equity (deficit)              (119,326)     96,380
                                                      --------    --------
                                                      $226,171    $433,732
                                                      ========    ========

               See notes to consolidated financial statements.

                 COMDATA HOLDINGS CORPORATION AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF OPERATIONS

            FOR THE YEARS ENDED DECEMBER 31, 1993, 1992, AND 1991


                                                1993        1992        1991
                                                ----        ----        ----
                                           (In thousands, except per share data)
REVENUE (net of amounts paid to a
         related party, $346 in 1993;
         $397 in 1992)                        $212,316     $193,072    $184,468
                                              --------     --------    --------

OPERATING COSTS:
Salaries and employee benefits                  53,241       49,606      50,999
Agent commissions                               30,252       23,988      25,666
Telecommunications (including amounts
  paid to a related party, $11,211
  in 1993; $7,673 in 1992; $456 in 1991)        26,424       21,140      22,033
Depreciation and amortization                   14,778       13,813      15,298
Write-off of goodwill and other intangibles    230,257         -           -
Other operating costs                           43,966       45,034      43,040
                                             ---------     --------    --------
Total operating costs                          398,918      153,581     157,036
                                             ---------     --------    --------

Income (loss) before interest, taxes
   and extraordinary item                     (186,602)      39,491      27,432
Interest expense                               (30,303)     (37,154)    (39,088)
Interest income                                     35           76         281
                                             ---------     --------    --------
Income (loss) before income taxes,
  extraordinary item and preferred
  stock dividend requirement                  (216,870)       2,413     (11,375)
Income tax benefit (expense)                      (235)        -            850
                                             ---------     --------    --------
Net income (loss) before
  extraordinary item                          (217,105)       2,413     (10,525)
Extraordinary item: loss on
  debt retirement                                 -         (20,503)       -
                                             ---------     --------    --------
Net loss before preferred stock
  dividend requirement                        (217,105)     (18,090)    (10,525)
Preferred stock dividend requirement,
  payable in shares of stock or accreting
  to liquidation preference                    (12,583)      (1,430)       (329)
                                             ---------     --------    --------
Net loss for common stock                    $(229,688)    $(19,520)   $(10,854)
                                             =========     ========    ========

EARNINGS PER SHARE:
Net income (loss) before extraordinary item
  and preferred stock dividend requirement   $  (15.03)    $   0.17    $  (0.75)
Extraordinary item                                -           (1.44)       -
                                             ---------     --------    --------
Net loss before preferred stock
  dividend requirement                          (15.03)       (1.27)      (0.75)
Preferred stock dividend requirement             (0.87)       (0.10)      (0.02)
                                             ---------     --------    --------
Net loss per common share                    $  (15.90)    $  (1.37)   $  (0.77)
                                             =========     ========    ========



Weighted average common shares outstanding      14,447       14,282      14,147
                                             =========     ========    ========

                See notes to consolidated financial statements.

                  COMDATA HOLDINGS CORPORATION AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992, AND 1991


                                           PREFERRED STOCK
                                  --------------------------------
                                  SERIES A    SERIES B    SERIES C      COMMON STOCK      PAID-IN   ACCUMULATED
                                                                      ----------------
                                   AMOUNT      AMOUNT      AMOUNT     SHARES    AMOUNT    CAPITAL     DEFICIT
                                   ------      ------      ------     ------    ------    -------  ------------

                                                                    (IN THOUSANDS)
Balance, December 31, 1990         $  -        $  -        $  -       14,126   $   142   $ 96,674    $(67,182)
Issuance of preferred stock         14,000        -           -         -         -          -            (28)
Preferred stock dividend
  accretion                           -           -           -         -         -          -           (329)
Stock issued in acquisitions          -           -           -           10      -            69        -
Stock options exercised               -           -           -           30      -           209        -
Vesting of nonqualified
  stock options                       -           -           -         -         -           318        -
Net loss                              -           -           -         -         -          -        (10,525)
                                   -------     -------     -------    ------   -------   --------   ---------
Balance, December 31, 1991          14,000           0           0    14,166       142     97,270     (78,064)
Issuance of preferred stock           -         57,223      25,050      -         -          -         (2,253)
Preferred stock dividend
  accretion                            354         144          26      -         -          -         (1,430)
Payment of preferred stock
  dividend                            -           -           -          136         1      1,234        -
Stock options exercised               -           -           -           73         1        461        -
Vesting of nonqualified
  stock options                       -           -           -         -         -           342        -
Foreign currency translation
  adjustment                          -           -           -         -         -          -            (31)
Net loss                              -           -           -         -         -          -        (18,090)
                                   -------     -------     -------    ------   -------   --------   ---------
Balance, December 31, 1992          14,354      57,367      25,076    14,375       144     99,307     (99,868)
Preferred stock dividend accretion   1,878       7,496       3,209      -         -          -        (12,583)
Preferred stock conversion            -         (1,150)       -          192         2      1,148        -
Stock options excercised              -           -           -           86         1        572        -
Stock issued in acquisitions          -           -           -           69      -           525        -
Vesting of nonqualified
  stock options                       -           -           -         -         -           333        -
Foreign currency translation
  adjustment                          -           -           -         -         -          -            (32)
Net loss                              -           -           -         -         -          -       (217,105)
                                   -------     -------     -------    ------   -------   --------   ---------
Balance, December 31, 1993         $16,232     $63,713     $28,285    14,722   $   147   $101,885   $(329,588)
                                   =======     =======     =======    ======   =======   ========   =========


               See notes to consolidated financial statements.

                  COMDATA HOLDINGS CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        FOR THE YEARS ENDED DECEMBER 31, 1993, 1992, AND 1991


                                                         1993          1992           1991
                                                      ----------    ----------     ----------
                                                                  (In thousands)
Cash flows from operating activities:
  Net income (loss) before extraordinary item         $(217,105)     $   2,413     $ (10,525)
                                                      ---------      ---------     ---------
Adjustments to reconcile net income (loss) to net
  cash provided by (used for) operating activities:
    Depreciation, amortization and write-off
      of goodwill and other intangibles                 245,035         13,813        15,298
    Amortization of debt discount and issuance costs      2,844          2,855        13,090
    Provision for losses on accounts receivable           5,055          6,004         8,600
    Proceeds from Systems Operations
      Services Agreement                                   -              -           15,000
    Amortization of deferred credit                      (2,903)        (3,754)       (1,269)
                                                      ---------      ---------     ---------
    Total adjustments before changes in
      assets and liabilities                            250,031         18,918        50,719
                                                      ---------      ---------     ---------
    Change in assets and liabilities, net of
      effects from purchase business combinations:
        Accounts receivable                             (18,075)       (23,907)       27,514
        Prepaid expenses and other                         (362)           236         1,976
        Drafts and settlements payable                   (4,644)         5,437       (18,198)
        Other accrued liabilities                           148        (12,565)       (2,781)
        Other                                               268            (44)         (321)
                                                      ---------      ---------     ---------
      Total changes in assets and liabilities, net of
        effects from purchase business combinations     (22,665)       (30,843)        8,190
                                                      ---------      ---------     ---------
  Net cash provided by (used for)
    operating activities                                 10,261         (9,512)       48,384
                                                      ---------      ---------     ---------

Cash flows from investing activities:
  Capital expenditures                                   (5,954)        (2,794)       (4,965)
  Additions to other assets                              (2,005)          -             -
  Payment for purchase business combinations,
    net of cash acquired                                 (7,486)          -           (2,067)
  Proceeds from sale of property held
    for resale and other assets                              69          1,607           360
                                                      ---------      ---------     ---------
  Net cash used for investing activities                (15,376)        (1,187)       (6,672)
                                                      ---------      ---------     ---------

Cash flows from financing activities:
  Proceeds from issuance of common stock                    573            462           209
  Proceeds from issuance of preferred stock, net           -            22,797        13,972
  Net borrowing (payments) on revolving credit loans      5,708        (26,700)      (53,000)
  Principal payments on long-term debt and
    capital leases                                       (2,945)        (2,214)       (3,061)
  Borrowings of long-term debt and capital leases          -               188           532
  Payment on subordinated debt                             -          (177,000)         -
  Proceeds from subordinated debt                          -           205,000          -
  Payment of debt retirement expenses                      -            (9,649)         -
  Payment of debt issuance costs                           (605)       (10,940)         -
                                                      ---------      ---------     ---------
Net cash provided by (used for) financing activities      2,731          1,944       (41,348)
                                                      ---------      ---------     ---------
Net increase (decrease) in cash and equivalents          (2,384)        (8,755)          364
Cash and equivalents, beginning of period                15,716         24,471        24,107
                                                      ---------      ---------     ---------
Cash and equivalents, end of period                   $  13,332      $  15,716     $  24,471
                                                      =========      =========     =========

                See notes to consolidated financial statements.

                  COMDATA HOLDINGS CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)      SIGNIFICANT ACCOUNTING POLICIES:

         Principle of Consolidation-

         The consolidated financial statements include the accounts of Comdata Holdings Corporation ("Holdings" or the "Company") and its wholly owned subsidiary, Comdata Network, Inc. ("Network"). Unless the context otherwise requires, references to "Holdings" or the "Company" include Comdata Holdings Corporation, Comdata Network, Inc. and its subsidiaries. Holdings' investment in Network represents Holdings' only material asset, and Holdings has no operations except for its ownership of the capital stock of Network. All significant intercompany transactions and accounts have been eliminated.

         Cash and Short Term Investments-

         Cash is generally held in banking institution accounts. These accounts are insured up to the maximum amount allowed by law.

         For purposes of the statement of cash flows, all highly liquid debt instruments purchased with a maturity of three months or less are considered to be cash equivalents.

         Accounts Receivable-

         The majority of the Company's receivables are due from customers in the trucking industry located throughout the United States and Canada. Receivables from certain customers are secured by cash deposits, bonds, and letters of credit. The Company continuously monitors the creditworthiness of its customers.

         Property and Equipment-

         Property and equipment are stated at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets. The cost of assets retired or otherwise disposed of and the related accumulated depreciation are removed from the accounts, and the gain or loss is reflected in the statement of operations.

         Cost in Excess of Fair Value of Net Assets Acquired-

         The excess of cost over the fair value of net assets acquired (goodwill) is being amortized on a straight-line basis over forty years. Prior to the fourth quarter of 1993, the Company evaluated, on a continual basis, the realizability of goodwill using measurements of earnings before interest, taxes, depreciation and amortization, as well as operating cash flow for the respective acquired operations. In addition, the Company

                 COMDATA HOLDINGS CORPORATION AND SUBSIDIARY considered the effects of external changes to the Company's business environment, including competitive pressures, market erosion and technological and regulatory changes.

         In the fourth quarter of 1993, management evaluated the realizability of its retail goodwill and determined that this operation's goodwill was impaired. After evaluation of the 1993 events described below, the Company determined that the projected net income of each major business unit of the Company was a preferable measurement of impairment of its goodwill and related intangibles. Management believes that measurements based on net income are relevant measures because they include the significant costs of interest and income taxes, which were not included in the method previously used. Financing costs changed significantly after the Company's refinancing transaction at the end of 1992, and the impact of income taxes on the Company's operations are expected to increase as the Company's tax payments will be prior to goodwill amortization. Based on the cost of the Company's recent refinancing and inability to complete a secondary offering in December 1993, it is also believed that such measures are a preferable measurement indicator of fair value and more relevant to the users of the financial statements. In applying the test, the Company determined that substantially all of its goodwill related to the transportation business was impaired. The Company wrote-off the remaining balance of goodwill and certain other long-lived intangible assets of its retail and substantially all of its goodwill and intangibles for the transportation businesses in the fourth quarter of 1993. See Note 2.

         Other Assets-

         Debt issuance costs are amortized over the term of the related debt agreement. Noncompete agreements are amortized over the life of the agreement. As discussed above and in Notes 2 and 5, the Company wrote-off intangible assets with a net book value of $1,648,000 in 1993.

         Revenue Recognition-

         Revenue from the Company's funds transfer, regulatory permit and gaming cash advance services consists of the transaction fees charged to customers. Such revenue does not include the cost of goods and services provided by the Company (e.g., fuel purchased, permit provided or face amount of the Comchek(R) purchased and cashed.) However, the Company must pay the issuing agent (e.g., truck stop, casino or state agency) for the full cost of the goods and services provided and accordingly, bills the customer for such cost as well as the transaction fee. As a result, the Company's accounts receivable include both the cost of the goods and services provided and the transaction fees. The Company's drafts and settlements payable includes the amount due to the

                 COMDATA HOLDINGS CORPORATION AND SUBSIDIARY issuing agent for the cost of the goods and services. Revenue is recognized for the amount of the transaction fee at the time the goods and services are provided. In a small proportion of the Company's funds transfer transactions, some customer transactions may not be settled, or drafts and settlements payable cleared in the normal course of business. If such balances cannot be settled within a period of twelve months, such amounts are recorded as revenue. The Company believes that its revenue recognition policy for unsettled transactions is in accordance with generally accepted accounting principles. The delay in the recognition of such revenue is appropriate to permit sufficient time to determine whether balances exist in favor of customers. Unsettled credits and drafts that are outstanding for a period of twelve months are recorded as revenue based on the Company's belief that such amounts are earned revenue for goods and services rendered.

         Disclosure of Fair Value of Financial Instruments-

         The carrying amounts of cash and cash equivalents approximate fair value because of the short-term nature of these items. Based on the current market rates offered for the Company's publically-traded indebtedness, the fair value of the Company's long- term debt exceeded the carrying amount by approximately $23,000,000 at December 31, 1993. At December 31, 1992, the carrying amount of the Company's long-term debt approximated fair market value because substantially all the Company's debt was refinanced on December 29, 1992.

         Reclassifications-

         Certain reclassifications have been made to the 1992 consolidated financial statements to conform to the 1993 presentation.

(2)      GOODWILL AND RELATED INTANGIBLES:

         As discussed in Note 1, the Company has evaluated the recoverability of goodwill as of the end of fourth quarter of 1993. In evaluating goodwill, management projected the net income of its product lines over the next five years, and compared these projections to the amortization of goodwill to be recorded during those periods. For purposes of these projections, goodwill was identified with specific acquired product lines where possible, and was allocated between units based on projections of revenues (at similar margins) made at the time of related acquisitions where more than one product line was acquired. Interest costs were allocated between units based on the level of capital used in acquisitions, reduced by the cash flows subsequently generated by the acquired units, reflective of the net assets of the product lines. Revenues were projected to grow at the rates noted during the past five years, adjusted for

                 COMDATA HOLDINGS CORPORATION AND SUBSIDIARY effects of acquisitions and other known industry trends, with corresponding inflationary and other increases in operating expenses.

         The Company's projections reflected a net loss prior to goodwill amortization in the retail business and in the transportation business, after interest costs and income taxes. The Company is not aware of any factors that would suggest an improvement from the trend of the five year forecast in the foreseeable future. Because of the results of these projections, the Company has concluded that substantially all of its retail and transportation goodwill is not recoverable in the future. Accordingly, a charge of $230,257,000 was recorded in the fourth quarter of 1993 to write-off substantially all of the remaining balance of goodwill and other long-lived intangible assets of these units. This charge removes all the intangible assets related to these businesses from the consolidated balance sheet, except for goodwill related to an acquisition made in December 1993, which operation is expected to produce sufficient net income to recover its related goodwill, and certain purchased software of the retail unit which is being introduced during 1994.

         The Company also has goodwill related to its gaming division that is not impaired based on the realization tests. The Company will continuously monitor the recoverability of gaming division goodwill.

(3)      RECAPITALIZATION AND LOSS ON DEBT RETIREMENT:

         On December 29, 1992, the Company completed a recapitalization consisting of the replacement of its existing bank facility with a new $50,000,000 senior secured revolving credit facility and the underwritten public offering of $130,000,000 principal amount of 12.5% Senior Notes due 1999 and $75,000,000 principal amount of 13.25% Senior Subordinated Debentures due 2002. In addition, the Company raised equity by selling $25,000,000 of a new Series C Convertible Preferred Stock, and by issuing $53,041,000 of Series B Convertible Preferred Stock in a noncash exchange for $52,001,000 of outstanding 11% Junior Subordinated Notes, representing an exchange price equal to 102% of the principal amount.

         As part of the recapitalization plan, the Company also called for the redemption of $127,000,000 principal amount of its outstanding 13.5% Senior Subordinated Discount Notes due 1995 and $50,000,000 principal amount of its 13.75% Subordinated Debentures due 1997. Funds sufficient to retire the debt were placed into escrow on December 29, 1992, and the debt has been removed from the accompanying consolidated balance sheet. The

                  COMDATA HOLDINGS CORPORATION AND SUBSIDIARY redemption took place January 29, 1993 at prices of 104% and 106%, respectively, plus accrued and unpaid interest to the date of redemption.

         As a result of this transaction, the Company has reported an extraordinary loss on debt retirement of $20,503,000 in 1992, consisting principally of the premiums paid on the debt retired and unamortized discount and debt issuance costs related to this debt.

         Unaudited pro forma results of operations for the years ended December 31, 1992 and 1991 are presented below, giving effect to the recapitalization transactions. The pro forma effects are presented as if the recapitalization transactions had taken place at the beginning of 1991.

                                        Pro Forma As Adjusted
                                       Years Ended December 31,
                                       ------------------------
                                          1992          1991
                                          ----          ----
                                              (unaudited)
Revenues                                $193,072      $184,468
Costs and expenses                       153,581       157,036
                                        --------      --------
Income before interest and taxes          39,491        27,432
Interest expense, net                    (30,679)      (31,710)
                                        --------      --------
Income (loss) before income taxes          8,812        (4,278)
Income tax benefit (provision)              (128)          708
                                        --------      --------
Net income (loss)                          8,684        (3,570)
Preferred dividend requirement           (14,176)      (12,542)
                                        --------      --------
Net loss for common stock               $ (5,492)     $(16,112)
                                        ========      ========

Net loss per common share               $  (0.38)     $  (1.14)
                                        ========      ========

Weighted average common
 shares outstanding                       14,282        14,147
                                        ========      ========

         The pro forma financial information does not purport to be indicative of the results that would actually have been obtained had the recapitalization transactions been completed for the periods presented or that may be obtained in the future.

(4)      BUSINESS COMBINATIONS:

         In January 1991, the Company purchased the net assets of a business engaged in the distribution of audio tapes marketed to truck drivers, in exchange for approximately 10,000 shares of common stock.

         In December 1991, the Company completed the purchase of territorial rights from two businesses and the stock of three other businesses engaged in permit transmission services for an

                  COMDATA HOLDINGS CORPORATION AND SUBSIDIARY aggregate purchase price of approximately $1,735,000 in cash and $2,353,000 in deferred payments and notes payable, including payments for noncompete agreements from the sellers. In 1993, common stock of the Company with a market value of approximately $525,000 was issued to certain sellers, pursuant to contingent payment provisions of the purchase agreement.

         In December 1993, the Company purchased the outstanding stock of a company engaged in funds transfer and permit services in the transportation industry for a purchase price of approximately $8,393,000 in cash and $1,000,000 in notes payable, including payments made to retire outstanding indebtedness of the acquired company.

         In February 1994, the Company acquired the net assets of a business that develops computer software for the transportation industry. The purchase price was $500,000, plus contingent payments of up to $8,800,000 to be made over the next three years based on the earnings of the acquired business before interest, taxes, depreciation and amortization expenses.

         These acquisitions were accounted for as purchases, and the results of operations of the acquired businesses are included in the consolidated financial statements from the effective date of the acquisitions. The aggregate purchase price has been allocated to the net assets acquired based on their fair values. The prior results of operations of the acquired businesses are not material to those of the Company.

(5)      OTHER ASSETS:

         Other assets consist of the following at December 31 (in thousands):

                                            1993       1992
                                            ----       ----
         Noncompete agreements, net        $ 2,255     $ 4,152
         Debt issuance costs, net            9,342      10,924
         Other noncurrent assets, net        2,227       1,940
                                            ------     -------
                                           $13,824     $17,016
                                           =======     =======

         In 1992, as more fully described in Note 3, the Company wrote-off $3,245,000 of its debt issuance costs and incurred $10,941,000 of new debt issuance costs related to its recapitalization.

         In 1993, as more fully described in Note 2, the Company wrote-off intangible assets with a net book value of $1,648,000 pursuant to an evaluation of the recoverability of such assets through future operations. These amounts consisted principally of noncompete agreements and customer contracts in the transportation services business.

                  COMDATA HOLDINGS CORPORATION AND SUBSIDIARY

(6)      LONG-TERM DEBT:

         Long-term debt at December 31, 1993 and 1992 consists of the following (in thousands):

                                             1993         1992
                                             ----         ----
Revolving Credit Loan                      $ 13,008     $  7,300

12.5% Senior Notes due 1999                 130,000      130,000

13.25% Senior Subordinated
Debentures due 2002                          75,000       75,000

11% Junior Subordinated Notes, net of
unamortized discount of $552,000 and
$660,000, respectively, effective
interest rate of 14.2%, due 1997              5,684        5,576

Noninterest bearing note payable, due
June 30, 1995, interest imputed at 10%,
net of unamortized discount of $758,000
and $1,210,000, respectively                  4,972        4,520

Other notes payable, interest at rates
from 7.5% to 12.5%, payable through 2001      2,246        4,403
                                           --------     --------
                                            230,910      226,799
Less - current maturities                      (702)      (2,046)
                                           --------     --------
                                           $230,208     $224,753
                                           ========     ========

         The aggregate principal maturities of long-term debt are as follows (in thousands):

            YEAR ENDING DECEMBER 31,          AMOUNT
            ------------------------          ------
                      1994                   $    702
                      1995                     18,182
                      1996                        637
                      1997                      5,808
                      1998                        134
                   Thereafter                 205,447
                                              -------
                                             $230,910
                                             ========

         As discussed in Note 3, the Company completed a recapitalization on December 29, 1992, pursuant to which its previously existing revolving credit agreement was retired, its 13.5% Senior Subordinated Discount Notes and 13.75% Subordinated Debentures were redeemed, and a portion of its 11% Junior Subordinated Notes were exchanged for Series B Convertible Preferred stock.

                  COMDATA HOLDINGS CORPORATION AND SUBSIDIARY

         Funds sufficient to retire the 13.5% Senior Subordinated Discount Notes and 13.75% Subordinated Debentures and pay all call premiums and accrued interest through the redemption date, January 29, 1993, were placed into escrow with the respective trustees. Accordingly, such escrowed amounts and debt have been removed from the accompanying consolidated balance sheet at December 31, 1992.

         The Company's new Revolving Credit Agreement provides for revolving credit loans and letters of credit aggregating up to $50 million, with a $25 million sublimit for letters of credit. The total amount of the Revolving Credit Facility will be reduced by $12.5 million on December 29, 1994, and will expire on December 29, 1995. The Company's obligations under the Revolving Credit Facility are secured by substantially all the assets of the Company and its subsidiaries, and bear interest at prime plus 1.75% or an adjusted Eurodollar rate plus 3%. The amount of credit available under this arrangement is subject to limitations based on the amount and nature of outstanding receivables. As of December 31, 1993, outstanding letters of credit totaled $13,547,000.

         The 12.5% Senior Notes (the "Notes") in the principal amount of $130,000,000 were issued on December 29, 1992. The Senior Notes are obligations of Network on a senior unsecured basis, and are guaranteed on a senior unsecured basis by Holdings. Interest will accrue from the date of issuance, and is payable semi-annually on each June 15 and December 15, beginning June 15, 1993. The Notes mature December 15, 1999, and a mandatory sinking fund payment calculated to retire 50% of the Notes plus accrued interest is required on December 15, 1998. The Notes are redeemable at any time on or after December 15, 1997, at the option of the Company, in whole or in part, at a redemption price of 101.786% of principal amount plus accrued interest, declining to 100% of principal amount plus accrued interest on December 15, 1998.

         The 13.25% Senior Subordinated Debentures (the "Debentures") in the principal amount of $75,000,000 were issued on December 29, 1992. The Debentures are obligations of Network on a subordinated basis, and are guaranteed on a senior subordinated basis by Holdings. Interest will accrue from the date of issuance, and is payable semi-annually on each June 15 and December 15, beginning June 15, 1993. The Debentures mature December 15, 2002, and a mandatory sinking fund payment calculated to retire 50% of the Debentures plus accrued interest is required on December 15, 2001. The Debentures are redeemable at any time on or after December 15, 1997 at an initial redemption price of 106.625% of principal amount plus accrued interest, declining each year to par plus accrued interest on December 15, 2001.

                  COMDATA HOLDINGS CORPORATION AND SUBSIDIARY

         The 11% Junior Subordinated Notes (the "Junior Notes") were issued in 1987 at a discount of $10,389,000, resulting in an effective interest rate of 14.2%. In June and December of 1992, Junior Notes in the principal amount of $56,101,000 were exchanged for $57,223,000 of Series B Convertible Preferred Stock. The Junior Notes are obligations of Network on a junior subordinated basis and are guaranteed on a junior subordinated basis by Holdings. Interest on the Junior Notes is payable at 11% semi-annually on April 15 and October 15, although under certain limited circumstances, deferred interest notes may be issued in lieu of interest payments. The Junior Notes are due in 1997, but the maturity of all or part of the Junior Notes may be extended by Network until October 15, 1998 under certain circumstances. Interest during the extended period will be 12.5% per annum. The Junior Notes may be redeemed at the Company's option, in whole or in part, at any time at a redemption price of 105% of principal amount through October 14, 1993 and declining each year thereafter to 101% of principal amount on October 15, 1996, subject to certain limitations.

         The terms of the Company's debt agreements contain certain financial covenants, including, among other items: (i) the maintenance of certain financial ratios and compliance with certain financial calculations and limitations; (ii) prohibition of the payment of cash dividends and the incurrence of additional indebtedness and liens; (iii) restrictions on mergers, acquisitions, and investments; and (iv) limits on capital expenditures. Substantially all assets of the Company are pledged as collateral on the indebtedness outstanding under the Revolving Credit Agreement. As of December 31, 1993, the Company was in compliance with all covenants.

         The Revolving Credit Agreement has provisions which require the Company to maintain and transfer excess cash balances, as defined, into bank accounts managed by the lenders. Such lenders have certain discretionary rights to apply such cash balances against the Company's outstanding loan amounts. At December 31, 1993, the Company had $12,387,000 in these accounts. The Company, on a daily basis, monitors its cash position and makes transfers and other transactions necessary to comply with these provisions of the Revolving Credit Agreement.

         Cash interest paid during the years ended December 31, 1993, 1992, and 1991 was $26,511,000, $46,089,000, and $22,021,000, respectively. Interest payments in 1992 included $11,930,000 paid early due to the retirement of debt.

(7)      INCOME TAXES:

         Effective January 1, 1992, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The Company had net

                  COMDATA HOLDINGS CORPORATION AND SUBSIDIARY operating loss carryforwards for financial reporting and income tax purposes of approximately $25 million and $14 million, respectively, at December 31, 1991. As a result, no adjustment for the cumulative effect of this accounting change was required. However, since the accounting treatment for presenting extraordinary losses and net operating losses under Statement 109 differs from the Company's previous accounting method, the effect of the adoption is to increase the amount of net income before extraordinary item by $.31 per share, increase the amount of the extraordinary loss per common share by the same amount, with no effect on net income per common share.

         The provision (benefit) for income taxes is comprised of the following (in thousands):

                                1993      1992       1991
                                ----      ----       ----
              Current         $  235     $   -      $  (850)
              Deferred            -          -          -
                              -------    -------    -------
                              $  235     $   -      $  (850)
                              =======    =======    =======

         In connection with the acquisition of Fundsnet, Inc., in June 1989, the Company recorded an income tax liability of $1,000,000 for potential assessments pursuant to Internal Revenue Service examinations that were in process at the time of the acquisition. This amount represented the Company's maximum potential liability under the terms of the purchase agreement. In August 1991, these examinations were completed, and no additional tax liability was assessed. Accordingly, an income tax benefit of $1,000,000 was recorded in 1991. This benefit was partially offset by a tax provision of $150,000, resulting in a net tax benefit of $850,000 in 1991. In 1992, no taxable income was generated.

         The effective income tax rate as determined from the consolidated statements of operations differs from the Federal income tax statutory rate due to the following:

                                        1993      1992     1991
                                        ----      ----     ----
Federal income tax statutory rate     (34.0%)     34.0%   (34.0%)
Extraordinary loss on debt retirement    -      (187.0%)    -
Amortization and write-off of cost in
  excess of net assets acquired        37.3%     131.2%    27.6%
Examination adjustment                   -         -       (8.8%)
Net operating loss adjustment          (3.3%)     20.3%     5.4%
State income taxes and other            0.1%       1.5%     2.3%
                                      -----     ------    -----
                                        0.1%       -       (7.5%)
                                      ======    ======    =====

         At December 31, 1993, the Company had available net operating loss carryforwards for income tax purposes of

                  COMDATA HOLDINGS CORPORATION AND SUBSIDIARY approximately $12,000,000. These carryforwards, if unused, will expire from 2005 to 2007.

         At December 31, 1993, the Company has recognized a deferred tax benefit of approximately $6,000,000, and a corresponding amount has been reserved due to the uncertainty of realization. This amount is primarily related to tax net operating loss carryforwards and expenses deducted for financial reporting purposes not yet deducted for tax purposes.

         No income taxes were paid during 1992 or 1991. During 1993, income tax payments were $80,000.

(8)      STOCK OPTION PLAN:

         The Company has an employee stock option plan that provides for the granting of incentive stock options and nonqualified stock options. Up to 2,000,000 shares of common stock may be issued under this plan, and options granted vest ratably over a five year period from the date of grant. On August 3, 1993, the Company's Board of Directors approved the granting of a total of 619,166 stock options under the employee stock option plan at a price of $8.25, the last sale price of the Company's common stock on that date. These options were issued in exchange for a like number of options originally issued at prices ranging from $9.00 to $18.39. At December 31, 1993, there were options for 1,624,000 shares outstanding at option prices of $6.00 to $15.00 per share. As of such date, options for 762,000 shares were exercisable at $6.00 to $15.00 per share. During 1993, 1992, and 1991, options were exercised for 85,000, 73,000 and 30,000 shares, respectively, at prices from $6.00 to $10.125 per share, and options were canceled for 70,000, 184,000, and 195,000 shares, respectively, at prices from $6.00 to $15.00 per share.

         As of December 31, 1993 and 1992, unearned compensation related to nonqualified stock options was $451,000 and $785,000, respectively. In 1993, 1992, and 1991, $333,000, $342,000 and $318,000, respectively, was charged to expense and credited to paid-in capital for amounts earned through vesting of nonqualified stock options.

(9)      COMMITMENTS:

         The Company leases office space, computer equipment, and other equipment under noncancelable operating leases expiring through 2001. Future minimum rental commitments required under operating leases having initial or remaining noncancelable lease terms in excess of one year as of December 31, 1993 are as follows: 1994 - $3,598,000; 1995 - $2,435,000; 1996 - $2,038,000;
1997 - $1,942,000; 1998 - $1,930,000; thereafter, $6,042,000.

                  COMDATA HOLDINGS CORPORATION AND SUBSIDIARY

         Rental expense charged to operations under operating lease arrangements was $4,362,000, $5,580,000, and $5,574,000, for the years ended December 31, 1993, 1992, and 1991, respectively.

         In 1991, the Company entered into a Sales, Marketing and Operations Agreement with PCI, Inc. ("PCI"), a wholly owned subsidiary of Players International, Inc., under which PCI provided all sales, marketing, and field support services for the Company's cash advance services in the gaming industry. Under the terms of this agreement, PCI was entitled to monthly service fees and additional payments to the extent PCI was able to increase revenues or profitability at the gaming cash advance locations. During 1992 and 1991, the Company recognized expenses of $5,310,000 and $1,785,000, respectively, under this agreement.

         In December 1992, the Company and PCI modified this agreement to provide that, as of January 1993, the Company resumed responsibility for these sales, marketing, and field support operations. PCI continues to provide sales and marketing consulting services, and is subject to a noncompete agreement through December 1998. As compensation for these services and the agreement not to compete, the Company granted certain concessions or made payments to PCI totalling $992,000, and agreed to make payments totalling $500,000 per year through the end of 1996. During 1993, the Company paid the remaining balance due under this obligation at a discounted amount. The total of the concessions and payments together with the net present value of the payments to be made through 1996, have been recorded as a noncompete agreement in the accompanying consolidated balance sheet, and is being amortized over the remaining term of the noncompete agreement.

         In September 1991, the Company entered into a Telecommunications Services Agreement (the "Telecommunications Agreement") with Advanced Telecommunications Corporation ("ATC"). Pursuant to the Telecommunications Agreement, ATC became the Company's primary provider of long distance telephone services through January 1999. The Telecommunications Agreement requires the Company to purchase a minimum of $7,750,000 of long distance services from ATC each year. Early termination of the Telecommunications Agreement by the Company for convenience and without cause requires the payment of substantial termination payments.

         During 1993, the Company entered into an agreement with AT&T pursuant to which it received certain promotional credits against telecommunications expense totalling approximately $1,423,000, in exchange for a commitment to purchase a minimum of $7,650,000 of long distance services from AT&T annually over a three-year period. The credits received are being recorded as a reduction of telecommunications expense over the term of the agreement.

                  COMDATA HOLDINGS CORPORATION AND SUBSIDIARY

(10)     CONTINGENCIES:

         The Company, Network, certain former directors of Network, and Alex. Brown & Sons Incorporated ("Alex. Brown") were initially named as parties in a lawsuit brought by Alex Eisenberg, a former stockholder of Network. The complaint seeks $29.1 million in damages, and alleges breach of fiduciary duties by the individual defendants in approving the acquisition of Network by the Company in September 1987. The complaint also alleges negligence and breach of contract by Alex. Brown in its role as financial advisor to the Board of Network at the time of the acquisition. The individual defendants and Alex. Brown were entitled to be indemnified by the Company for any liabilities under the lawsuit and the expenses of defending the action. Pursuant to the Company's indemnification obligations, the individual defendants and Alex. Brown were dismissed from the action and the Company and Network have assumed the defense of the claims in respect of such defendants. On September 24, 1992, the Court entered an order dismissing the class action allegations relating to the former directors of Network. The order also dismissed all allegations that Alex. Brown had aided and abetted the alleged breaches of fiduciary duties of the former directors. The order permits the plaintiff to pursue his individual claims against the former directors, as well as his individual claims and the class claims against Alex. Brown in its role as a financial advisor. Prior to the end of 1993, counsel for Eisenberg and Network reached agreement upon the settlement of this matter, subject to court approval and certain other procedures, which are pending.

         Network and certain unrelated financial institutions are parties to two lawsuits that allege that credit card cash advances obtained by the plaintiffs at gaming facilities are debts which are null and void as violative of an Illinois statute declaring loans made for purposes of illegal gambling as void and unenforceable. Network and the financial institution defendants prevailed at the trial court level on motions to dismiss.

         The plaintiffs have appealed the trial court rulings to the Illinois Appellate Court. Oral argument is currently expected to be scheduled for the summer of 1994.

         On February 5, 1992, Network filed a complaint charging that Synapsis Corporation, Ltd. ("Synapsis") and its owner, William S. Akel, conspired with a computer programmer employed by Network to steal a proprietary and confidential list for resale. The complaint alleges violations of the Racketeer Influenced and Corrupt Organizations Act (RICO) and the conversion of Network's list from its internal computer files. On July 7, 1992, Synapsis filed an action against Network, Players International, Inc. and PCI, Inc. in the United States District Court for the Central District of California. The complaint alleged violations of

                  COMDATA HOLDINGS CORPORATION AND SUBSIDIARY

Sections 1 and 2 of the Sherman Act, unfair competition and invasion of privacy by Network and Players in connection with the cash advance service offered by Network in various gaming establishments.

         Pursuant to settlement agreements entered into by the parties, both lawsuits were dismissed during 1993.

         A subsidiary of Network was a party to a lawsuit filed in May
1992, that sought approximately $850,000 in damages, plus interest, for what was alleged to have been breach of contract relating to a services agreement pursuant to which the subsidiary rendered check authorization and guarantee services. Settlement of the matter was agreed upon, and the lawsuit was dismissed during 1993.

         The Company is a defendant in certain other pending litigation arising in the course of its business. While the final outcome of these lawsuits cannot be predicted with certainty, it is the opinion of Management, after consulting with its legal counsel, that any ultimate liability would not materially affect the consolidated financial position of the Company.

(11)     DEFERRED CREDIT AND SYSTEMS OPERATIONS SERVICES AGREEMENT:

         In September 1991, the Company entered into an Agreement for Systems Operations Services (the "Services Agreement") with Integrated Systems Solutions Corporation ("ISSC"), a wholly-owned subsidiary of IBM. Under the Services Agreement, ISSC will provide substantially all data processing functions to the Company for a term of ten years through August 2001, providing enhanced capabilities for systems and product development.

         In connection with the Services Agreement, ISSC paid $15,000,000 in cash to the Company and assumed certain lease obligations in order to acquire certain computer equipment, to obtain access to the Company's software, to acquire the right to extend employment to certain employees of the Company, to obtain access to and use of the Company's facilities, and to reimburse certain transition expenses to be incurred by the Company. This $15,000,000, net of approximately $694,000 of net assets sold to ISSC, has been recorded as a deferred credit in the accompanying consolidated balance sheet, and will be amortized during the term of the Services Agreement.

         The amount of expense recorded pursuant to this Services Agreement, net of the amortization of the deferred credit, was $10,031,000, $8,669,000, and $2,826,000 in 1993, 1992, and 1991 respectively. Because ISSC has assumed responsibility for this function including the related personnel and operating costs, the Company has experienced improved effectiveness and technology

                  COMDATA HOLDINGS CORPORATION AND SUBSIDIARY improvements without any significant increase in cost. The Services Agreement currently provides for monthly payments of $1,060,000 through August 2001. Annual payments are subject to adjustment for changes in the level of defined services and inflation. Cancellation of the Services Agreement requires payment of a substantial termination fee.

(12)     STOCK SPLIT:

         On October 25, 1993, the Company approved a 1 for 3 reverse split of its Common Stock, effective on November 16, 1993. All share and per share data set forth in these consolidated financial statements and related notes have been adjusted to reflect the reverse stock split.

(13)     PREFERRED STOCK:

         The Company has authorized 5,000,000 shares of preferred stock. Of these shares, 1,325,498 have been designated as Series A Convertible Preferred Stock, 572,226 shares have been designated as Series B Convertible Preferred Stock, and 250,500 shares have been designated as Series C Convertible Preferred Stock.

         In 1991, 560,000 Series A shares were issued to ATC at $25 per share, resulting in proceeds of approximately $14,000,000. Dividends on these shares accrued at a rate of 8.5% of the outstanding liquidation value until the terms of the Series A shares were modified as described below. During 1992, dividends on Series A shares were paid by issuing shares of the Company's common stock.

         The outstanding Series B and Series C shares were issued during 1992 in connection with the recapitalization described in Note 3. Upon completion of this recapitalization, dividends on the Series A shares accrue at a rate of 12.5% of the outstanding liquidation value, and may be paid in cash or additional Series A shares. Dividends on the Series B and Series C shares accrue at rates of 12.5% and 12.25%, respectively, of the outstanding liquidation value, and are payable in cash as declared by the Board of Directors. Dividends on Series B and Series C shares not paid in cash accumulate, and increase the liquidation value of the outstanding shares upon which such dividends are calculated. The terms of the Company's debt agreements and indentures contain provisions which limit the Company's ability to pay cash dividends.

         The Series A shares are convertible into the Company's common stock at a price of $10.74 per share. Series B and Series C shares are convertible at $6.00 per share. These rates are subject to adjustment if new common shares are issued at prices below either the existing conversion prices or the market price

                  COMDATA HOLDINGS CORPORATION AND SUBSIDIARY of the common stock, as defined. Series A Preferred stock is redeemable at its liquidation value, at the Company's option, if the Company's common stock reaches an average market price, as defined, of $18.75 per share. The Company may elect to force conversion of Preferred Stock at the conversion rate if the Company's common stock reaches a volume-weighted average trading price, as defined, greater than $19.50 per share or the Company completes a placement of common stock that meets certain requirements. There are no mandatory redemption provisions.

         During 1993, 10,193 Series B shares with a liquidation value of $1,150,000 were converted into 191,692 shares of Common Stock.


(14)     QUARTERLY SUMMARY (UNAUDITED):

                                            QUARTER
                          ------------------------------------------
                           FIRST      SECOND      THIRD      FOURTH
                           -----      ------      -----      ------
                             (IN THOUSANDS, EXCEPT PER SHARE DATA)

1993
Revenue                   $49,023    $52,001     $55,961   $  55,331
Income (loss) before
  interest and taxes        9,995     10,601      11,927    (219,125)(a)
Net income (loss)
  for common stock           (681)       (91)        992    (229,908)(a)
Net income (loss) per
  common share            $ (0.05)   $  -        $  0.07   $  (15.84)(b)


                                            QUARTER
                          ------------------------------------------
                           FIRST      SECOND      THIRD      FOURTH
                           -----      ------      -----      ------
                             (IN THOUSANDS, EXCEPT PER SHARE DATA)

1992
Revenue                   $47,122    $47,790     $50,310   $  47,850
Income before
  interest, taxes and
  extraordinary item        7,851     10,078      11,478      10,084
Net income (loss)
  for common stock         (1,598)       349       1,794     (20,065)(c)
Net income (loss) per
  common share            $ (0.11)   $  0.02     $  0.12    $  (1.40)

- --------------------

(a) The loss in the fourth quarter of 1993 is due to the write-off of $230,257,000 of goodwill and other intangibles. See Note 2 for a discussion of this write-off.

                  COMDATA HOLDINGS CORPORATION AND SUBSIDIARY

(b) The sum of the quarterly amounts for net income (loss) per common share does not equal the annual amount of net loss per common share due to the timing of common share issuances and quarterly net income or loss results.

(c) The loss in the fourth quarter of 1992 is due to the extraordinary loss on debt retirement of $20,503,000. See Note 3 for a discussion of this transaction.


(15)     RELATED PARTY TRANSACTIONS:

         As described in Note 9, the Company has entered into a Telecommunications Agreement with ATC, the owner of all the outstanding shares of Series A Preferred Stock. During 1993, 1992, and 1991, the Company incurred expenses of $11,211,000, $7,673,000, and $456,000, respectively, related to the Telecommunications Agreement.

         On June 30, 1992, the assets of the Citicorp Establishment Services division, which provided services to Network with regard to the settlement of MasterCard and Visa transactions until May 1993, were acquired by Card Establishment Services, Inc. ("CES"), an affiliate of a significant stockholder of the Company. During 1993 and 1992, Network incurred charges from CES of approximately $346,000 and $397,000, respectively, with such charges being reported as a reduction of the related revenue earned by Network.

         In August 1992, the Company entered into an agreement with Welsh, Carson, Anderson & Stowe IV ("WCAS IV"), a major stockholder, pursuant to which WCAS IV agreed to guarantee a letter of credit on behalf of Network in the amount of $8.6 million. The letter of credit was issued in favor of an insurance company that had previously issued bonds required by certain state regulatory authorities to support Network's funds transfer business in those states. Network agreed to pay a fee of 2% per year of the amount outstanding under this letter of credit to an affiliate of WCAS IV for arranging the letter of credit. During 1992, the Company incurred expenses of $66,000 pursuant to this fee. This arrangement was terminated on December 29, 1992, pursuant to the recapitalization described in Note 3.

         During 1993, the Company purchased data processing equipment and computer software at a cost of approximately $3,326,000 from an affiliate of a significant stockholder of the Company on an arm's length basis.

                                                                     Schedule II

                  COMDATA HOLDINGS CORPORATION AND SUBSIDIARY
                  -------------------------------------------

      SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES, UNDERWRITERS,
      --------------------------------------------------------------------
              PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES
              ---------------------------------------------------
             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992, AND 1991
             -----------------------------------------------------


   Column A             Column B          Column C                 Column D                        Column E
- ----------------      ------------      ------------     ---------------------------      --------------------------
                                                                Deductions
                                                         ---------------------------           Balance at End of
                         Balance                                                                    Period
                      at Beginning                         Amounts      Amounts           --------------------------
 Name of Debtor         of Period         Additions        Collected  | Written Off         Current   | Not Current
- ----------------      ------------      ------------     ------------- -------------      ------------ -------------
1993 -

  None
                      $    -            $    -           $    -        $    -             $    -         $    -
                      ============      ============     ============  ============       ============   ============


1992 -

  Edward A. Barbieri  $    -            $  292,000       $  292,000    $    -             $    -         $    -
                      ============      ============     ============  ============       ============   ============


1991 -

  None
                      $    -            $    -           $    -        $    -             $    -         $    -
                      ============      ============     ============  ============       ============   ============

                                                                      Schedule V


                  COMDATA HOLDINGS CORPORATION AND SUBSIDIARY
                  -------------------------------------------

                      SCHEDULE V - PROPERTY AND EQUIPMENT
                      -----------------------------------
             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992, AND 1991
             -----------------------------------------------------


  Column A          Column B       Column C       Column D          Column E       Column F
- ------------      ------------   ------------   ------------     -------------   ------------

                   Balance At                                                     Balance At
                  Beginning Of                                   Other Changes      End Of
Description          Period        Additions    Retirements       Add (Deduct)      Period
- ------------      ------------   ------------   ------------     -------------   ------------

1993 -

Buildings and
  improvements     $ 2,087,000    $    82,000    $    -          $   291,000      $ 2,460,000
Equipment           18,204,000      5,872,000        164,000       1,004,000       24,916,000
                   -----------    -----------    -----------     -----------      -----------
                   $20,291,000    $ 5,954,000    $   164,000     $ 1,295,000(1)   $27,376,000
                   ===========    ===========    ===========     ===========      ===========


1992 -

Buildings and
  improvements     $ 3,333,000    $   494,000    $ 1,740,000     $    -           $ 2,087,000
Equipment           15,966,000      2,300,000         62,000          -            18,204,000
                   -----------    -----------    -----------     -----------      -----------
                   $19,299,000    $ 2,794,000    $ 1,802,000     $    -           $20,291,000
                   ===========    ===========    ===========     ===========      ===========


1991 -

Buildings and
  improvements     $ 1,780,000    $ 1,634,000    $    81,000     $    -           $ 3,333,000
Equipment           21,322,000      4,156,000      9,512,000(2)       -            15,966,000
                   -----------    -----------    -----------     -----------      -----------
                   $23,102,000    $ 5,790,000    $ 9,593,000     $    -           $19,299,000
                   ===========    ===========    ===========     ===========      ===========



(1) Represents the amount recorded for property in connection with the acquisition of Saunders, Inc.

(2) Refer to Note 10 to the consolidated financial statements for discussion regarding the agreement with ISSC. As part of this agreement, equipment with costs of $9,220,000 and accumulated depreciation of $4,665,000 were sold to ISSC and are included in this amount.

                                                                     Schedule VI



                  COMDATA HOLDINGS CORPORATION AND SUBSIDIARY
                  -------------------------------------------
        SCHEDULE VI - ACCUMULATED DEPRECIATION OF PROPERTY AND EQUIPMENT
        ----------------------------------------------------------------
             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992, AND 1991
             -----------------------------------------------------


  Column A         Column B         Column C        Column D          Column E       Column F
- ------------     ------------     ------------    ------------     -------------   ------------

                  Balance At        Additions                                       Balance At
                 Beginning Of   Charged to Costs                   Other Changes      End Of
Description         Period        And Expenses    Retirements       Add (Deduct)      Period
- ------------     ------------     ------------    ------------     -------------   ------------

1993 -

Buildings and
  improvements    $   750,000      $   214,000     $    -          $    -           $   964,000
Equipment          13,670,000        3,221,000          95,000          -            16,796,000
                  -----------      -----------     -----------     -----------      -----------
                  $14,420,000      $ 3,435,000     $    95,000     $    -           $17,760,000
                  ===========      ===========     ===========     ===========      ===========


1992 -

Buildings and
  improvements    $   520,000      $   322,000     $    92,000     $    -           $   750,000
Equipment          11,147,000        2,547,000          24,000          -            13,670,000
                  -----------      -----------     -----------     -----------      -----------
                  $11,667,000      $ 2,869,000     $   116,000     $    -           $14,420,000
                  ===========      ===========     ===========     ===========      ===========


1991 -

Buildings and
  improvements    $   317,000      $   193,000     $    87,000     $    97,000(2)   $   520,000
Equipment          12,368,000        3,650,000       4,774,000(1)      (97,000)      11,147,000
                  -----------      -----------     -----------     -----------      -----------
                  $12,685,000      $ 3,843,000     $ 4,861,000     $    -           $11,667,000
                  ===========      ===========     ===========     ===========      ===========





(1) Refer to Note 10 to the consolidated financial statements for discussion regarding the agreement with ISSC. As part of this agreement, equipment with costs of $9,220,000 and accumulated depreciation of $4,665,000 were sold to ISSC and are included in this amount.

(2)  Represents reclassification of beginning balances.

                                                                   Schedule VIII




                  COMDATA HOLDINGS CORPORATION AND SUBSIDIARY
                  -------------------------------------------

               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
               -------------------------------------------------
             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992, AND 1991
             -----------------------------------------------------



  Column A              Column B            Column C                 Column D      Column E
- ------------          ------------  --------------------------    -------------  ------------

                                            Additions             Uncollectible
                       Balance At    Charged To   Charged To         Accounts     Balance At
                      Beginning Of   Costs And       Other        Deducted From     End Of
Description              Period       Expenses      Accounts       the Reserve      Period
- ------------          ------------  ------------  ------------    -------------  ------------
1993 -

Allowance for
  doubtful accounts    $ 5,839,000   $ 5,055,000   $   337,000(1)  $ 5,144,000    $ 6,087,000
                       ===========   ===========   ===========     ===========    ===========


1992 -

Allowance for
  doubtful accounts    $ 9,753,000   $ 6,004,000   $    -          $ 9,918,000    $ 5,839,000
                       ===========   ===========   ===========     ===========    ===========


1991 -

Allowance for
  doubtful accounts    $11,532,000   $ 8,600,000   $    50,000(1)  $10,429,000    $ 9,753,000
                       ===========   ===========   ===========     ===========    ===========



(1) Represents amounts recorded for allowance for doubtful accounts in connection with acquisitions.

                                                                      Schedule X



                  COMDATA HOLDINGS CORPORATION AND SUBSIDIARY
                  -------------------------------------------
            SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
            -------------------------------------------------------
             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992, AND 1991
             -----------------------------------------------------


                                                                Charges to Costs
                                                                  and Expenses
                                                                ----------------

Year ended December 31, 1993:
  Depreciation and amortization:
    Depreciation of fixed assets                                  $ 3,435,000
    Amortization of costs in excess of
      fair value of net assets acquired                             9,342,000
    Amortization of noncompete agreements                           1,257,000
    Amortization of deferred costs                                    744,000
    Amortization of debt discount and debt issuance costs           2,844,000
                                                                  -----------
                                                                  $17,622,000 (1)
                                                                  ===========

Year ended December 31, 1992:
  Depreciation and amortization:
    Depreciation of fixed assets                                  $ 2,869,000
    Amortization of costs in excess of
      fair value of net assets acquired                             9,308,000
    Amortization of noncompete agreements                             873,000
    Amortization of deferred costs                                    763,000
    Amortization of debt discount and debt issuance costs           2,855,000 (2)
                                                                  -----------
                                                                  $16,668,000
                                                                  ===========

Year ended December 31, 1991:
  Depreciation and amortization:
    Depreciation of fixed assets                                  $ 3,843,000
    Amortization of costs in excess of
      fair value of net assets acquired                             9,219,000
    Amortization of noncompete agreements                             821,000
    Amortization of deferred costs                                  1,415,000
    Amortization of debt discount and debt issuance costs          13,090,000
                                                                  -----------
                                                                  $28,388,000
                                                                  ===========



  (1) Amount does not include $230,257,000 of expenses related to the write-off of goodwill and other intangible assets. See Note 2 to the consolidated financial statements for a description of this item.

  (2) Amount does not include $9,012,000 of amortization of debt discount and debt issuance costs included in the extraordinary item. See Note 3 to the consolidated financial statements for a description of the extraordinary item.

                                    PART III

                              ---------------------


ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information as to the directors and executive officers of Holdings:

         NAME                              AGE                          TITLE
         ----                              ---                          -----
George L. McTavish....                     52              Chairman and Chief Executive
                                                             Officer, Director
Edward A. Barbieri....                     52              President and Chief Operating
                                                             Officer, Director
Dennis R. Hanson......                     47              Executive Vice President and
                                                             Chief Financial Officer,
                                                             Director
Henry P. Cincere......                     43              Senior Vice President
Michael Czwornog .....                     41              Senior Vice President
Charles P. Harris.....                     48              Senior Vice President
Peter D. Voysey.......                     48              Vice President, General
                                                             Counsel and Secretary
Bruce K. Anderson.....                     54              Director
Patrick J. Welsh......                     50              Director
Dana J. O'Brien.......                     38              Director
Louis P. Buglioli.....                     44              Director
Stephen E. Raville....                     46              Director
Phyllis Haberman......                     45              Director


- -------------------
         Holdings' executive officers and directors also serve as executive officers and directors, respectively, of the Company. All executive officers serve at the discretion of the Board of Directors. All directors hold office until the next annual meeting of stockholders and until their successors have been elected and qualified. The By-laws of Holdings provide that two members of the Board of Directors must be persons other than members of management or an affiliate or associate (as defined) of Holdings.

BIOGRAPHIES

         George L. McTavish was elected to the Board of Directors of Holdings in November 1987. From November 1987 through March 1992, he served as President and Chief Executive Officer of Holdings and as Chief Executive Officer of the Company. In March 1992, Mr. McTavish was elected to the office of Chairman of the Board of Directors of each of the Company and Holdings.
From September 1984 to July 1987, Mr. McTavish was Chairman and Chief Executive Officer of Hogan Systems, Inc., a provider of computer software products to the banking industry based in Dallas, Texas.

Prior thereto, Mr. McTavish was Executive Vice President and Chief Operating Officer of SEI Corporation, also a provider of computer software products to the banking industry, based in Wayne, Pennsylvania.

         Edward A. Barbieri was elected President and Chief Operating Officer of the Company and Holdings in March 1992. Prior to joining the Company, Mr. Barbieri held various positions with TRW, Inc. ("TRW") from 1977, and most recently served as Vice President and General Manager of TRW's National Accounts Division, Information Systems and Services. Mr. Barbieri was elected to the Board of Directors of the Company and of Holdings in June 1992.

         Dennis R. Hanson was elected Executive Vice President and Chief Financial Officer of the Company and Holdings in March 1992. Before joining Comdata, Mr. Hanson held various positions with NationsBank (formerly C&S/Sovran Corporation) in Norfolk, Virginia, or its predecessors, from 1981, most recently as Group Executive Vice President. Mr. Hanson was elected to the Board of Directors of the Company and of Holdings in June 1992.

         Henry P. Cincere was named a Senior Vice President of Holdings in February 1991. Prior thereto, he served as a Vice President Holdings beginning in June 1989. Mr. Cincere has been employed by Comdata since March 1984 and has served in various other positions including President of the Network Services Division since January 1993, in which capacity he continues to serve, and President of the Transportation Services Division from February 1991 to January 1993. Prior to joining the Company, Mr. Cincere was General Manager of Triangle Fleet Service, Inc., as subsidiary of North American Van Lines, Inc., from March 1983 until March 1984.

         Peter D. Voysey was elected Vice President, General Counsel and Secretary of Holdings and the Company in May 1992. Mr. Voysey was most recently General Counsel and Corporate Secretary for Citicorp Services Inc., a Citicorp affiliate engaged in worldwide funds transfer and payments systems. Prior to joining Citicorp in 1980, Mr. Voysey served as Group Legal Counsel for Emhart Corporation from 1976 to 1980, and as an Associate for Winston & Strawn from 1971 to 1976.

         Bruce K. Anderson, who was Chairman of the Board of Directors of the Company since it was acquired by Holdings in March 1987 through March 1992, has been a general partner of the sole general partner of Welsh, Carson, Anderson & Stowe IV, a New York limited partnership ("WCAS IV"), since it was formed in 1985 and of the sole general partner of WCAS Venture Partners, a New York limited partnership ("Venture Partners"), since it was formed in 1986 and of the sole general partner of WCAS Capital Partners, L.P., a Delaware limited partnership ("Capital Partners"), since it was formed in 1987. WCAS IV, Venture Partners and Capital Partners are major stockholders of the

Company and are investment partnerships engaged in venture capital and leveraged buyout investing. Mr. Anderson has been a general partner of the sole general partners of associated limited partnerships since 1979. Mr. Anderson is also General Partner of the sole general partner of WCAS V, WCAS VI and WCAS Information Partners. Prior to 1979, Mr. Anderson was Executive Vice President and a director of Automatic Data Processing, Inc., a data processing company. Mr. Anderson also serves as director of The Continuum Company, Inc., FIserv, Inc., Genicom Corporation, Broadway & Seymour, Inc., American Residential Mortgage Corp. and several privately-held companies.

         Patrick J. Welsh, who has been a Director of the Company since it was acquired by Holdings in March 1987, has been a general partner of the sole general partner of each of WCAS IV, Venture Partners and Capital Partners since their formation. Mr. Welsh has been a general partner of the sole general partner of associated limited partnerships since 1979. Prior to 1979, Mr. Welsh was President and a director of Citicorp Venture Capital, Ltd., an affiliate of Citicorp engaged in venture capital investing. Mr. Welsh serves as a director of The Continuum Company, Inc., Syntellect, Inc., Pharmaceutical Marketing Services Inc. and several privately-held companies.

         Dana J. O'Brien was elected to the Board of Directors of Holdings and the Company in April 1990. He is Vice President of Prudential Equity Investors, Inc.("PVP"), an investment firm engaged in venture capital and leveraged buyout investing. He has been employed by PVP or its affiliates since 1982. Prior thereto, he was employed in the National Banking Division of Morgan Guaranty Trust Company. Mr. O'Brien was nominated to serve on the Board of Directors of the Company and Network by PVP. Subject to certain conditions, the Company has agreed to use its best efforts to nominate and use its best efforts to cause to be elected to the Boards of Directors of the Company and Network one individual nominated by PVP. Mr. O'Brien also serves as a Director of several privately held companies.

         Louis P. Buglioli was elected to the Board of Directors of Holdings and the Company in June 1991. Mr. Buglioli has been President of Benton International, Inc., a management consulting firm in the financial and payment systems industry, since 1986. From 1983 to 1985, he was President and Chief Operating Officer and a director of Telecredit, Inc., a company engaged primarily in the third-party processing of credit card, check authorization and point-of-sale debit card transactions. Prior thereto, he served as Senior Vice President of Crocker National Bank.

         Stephen E. Raville was elected to the Board of Directors of Holdings and the Company in September 1991. Mr. Raville is President of First Southeastern Corp. in Atlanta, Georgia. From 1985 until December 1992, he was Chairman and Chief Executive Officer of ATC. Mr. Raville has also served as a director of ATC, First Union National Bank of Georgia and Wellington Leisure

Products, Inc. Mr. Raville's election as a director of the Company occurred when ATC purchased shares of Preferred Stock of Holdings and entered into a Telecommunications Services Agreement with the Company, pursuant to which ATC provides long distance telecommunications services.

         Phyllis Haberman was elected a Director of Holdings in January 1993. Ms. Haberman is Vice President of Charterhouse Group International, Inc. ("Charterhouse"), a privately owned investment banking firm making equity investments in a broad range of U.S. companies. Ms. Haberman joined Charterhouse in September 1985 and was promoted to her present position in August 1988. Ms. Haberman also serves as a director of Wundies Industries, Inc. Ms. Haberman was nominated to serve on the Board of Directors of Holdings by Charterhouse. Subject to certain conditions, Holdings has agreed to nominate and use its best efforts to cause to be elected to the Board of Directors one individual nominated by Charterhouse.

         Michael Czwornog was named Senior Vice President and General Manager of Network's Retail Services Division in January 1993, and was elected a Senior Vice President of the Company in June 1993. From September 1990 to September 1992, Mr. Czwornog was employed by TeleCheck Services, Inc., a leading national provider of check guarantee and collection services, most recently as President and Chief Executive Officer. TeleCheck was previously a wholly-owned subsidiary of McDonnell Douglas Corporation, where Mr. Czwornog had been employed since 1980.

         Charles P. Harris joined the Company in January 1992 as Senior Vice President of Sales for Network's Transportation Services Division. He was named Senior Vice President and General Manager of the Transportation Services Division in January 1993 and was elected a Senior Vice President of the Company in June 1993. Prior to joining Comdata, Mr. Harris was employed by Diebold Incorporated for 17 years, most recently as Corporate Vice President, United States Sales Group.


ITEM 11.         EXECUTIVE COMPENSATION

         SUMMARY COMPENSATION TABLE

         The following Table summarizes the compensation paid or accrued by the Company during the three years ended December 31, 1993 to those persons who, as of December 31, 1993, were the Company's Chief Executive Officer and the four most highly compensated Executive Officers other than the Chief Executive Officer (such five officers, collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE


                                                     LONG TERM
                                                   COMPENSATION
               ANNUAL COMPENSATION                     AWARDS
- -------------------------------------------------  -------------

NAME AND                                                            ALL OTHER
PRINCIPAL                       SALARY     BONUS      OPTIONS (18) COMPENSATION
POSITION                YEAR      ($)       ($)         (#)             ($)
- --------                ----    ------     -----      --------     ------------
George L. McTavish      1993   $325,000      -         94,667 (15) $  4,814 (1)
  Chairman and Chief    1992    325,000   $95,566        -            3,985 (2)
  Executive Officer,    1991    275,000      -           -              (3)
  Director

Edward A. Barbieri      1993    254,687      -         87,334 (13)    5,294 (4)
  President and Chief   1992    194,231    74,125     133,333       100,750 (5)
  Operating Officer,    1991        (6)      -            -            -
  Director

Dennis R. Hanson        1993    203,750      -         53,000 (14)   11,097 (7)
  Executive Vice        1992    151,538    51,875     100,000        55,720 (8)
  President and Chief   1991        (6)      -            -            -
  Financial Officer,
  Director

Henry P. Cincere        1993    167,785      -         21,668 (16)    3,215 (9)
  Senior Vice           1992    165,000    54,331         -           2,736 (10)
  President             1991    148,625      -         16,667          (3)

Charles P. Harris       1993    132,000      -         33,834 (17)   35,052 (11)
  Senior Vice           1992    120,000    18,000         -          40,382 (12)
  President             1991       -          -        16,667         -


     (1) Amount includes $3,086 for contributions by the Company to a 401(K) plan and $1,728 for term life insurance premiums paid by the Company.
     (2) Amount includes $2,257 for contributions by the Company to a 401(k) plan and $1,728 for term life insurance premiums paid by the Company.
     (3)  Other compensation is not required to be disclosed for this period.
     (4) Amount includes $3,566 for contributions by the Company to a 401(K) plan and $1,728 for term life insurance premiums paid by the Company.
     (5) Amount includes $78,534 of relocation cost reimbursements, $20,920 of reimbursement for related income taxes, and $1,296 for term life insurance premiums paid by the Company.
     (6)  This executive was not employed by the Company prior to 1992.
     (7) Amount includes $6,701 of relocation cost reimbursements, $803 of reimbursement for related income taxes, $2,549 for contributions by the Company to a 401(K) plan, and $1,044 for term life insurance premiums paid by the Company.
     (8) Amount includes $42,565 of relocation cost reimbursements, $12,372 of reimbursement for related income taxes, and $783 for term life insurance premiums paid by the Company.

     (9) Amount includes $2,632 for contributions by the Company to a 401(K) plan and $583 for term life insurance premiums paid by the Company.
     (10) Amount includes $2,175 for contributions by the Company to a 401(k) plan $561 for term life insurance premiums paid by the Company.
     (11) Amount includes $25,008 of relocation cost reimbursements, $6,724 of reimbursement for related income taxes, $2,575 for contributions by the Company to a 401(K) plan, and $745 for term life insurance premiums paid by the Company
     (12) Amount includes $29,114 of relocation cost reimbursements, $10,607 of reimbursement for related income taxes, and $661 for term insurance premiums paid by the Company.
     (13) Amounts granted in 1993 include the repricing of 83,334 options previously granted
     (14) Amounts granted in 1993 include the repricing of 50,000 options previously granted
     (15) Amounts granted in 1993 include the repricing of 66,667 options previously granted.
     (16) Amounts granted in 1993 include the repricing of 16,668 options previously granted.
     (17) Amounts granted in 1993 include the repricing of 16,667 options previously granted.
     (18) Amounts with respect to options have been adjusted to reflect a 1-for-3 reverse split effective November 16, 1993.





         OPTION GRANTS

         Shown below is information concerning stock option grants to the Named Executive Officers who were granted stock options during the 1993 Fiscal Year.

                    OPTIONS GRANTED IN LAST FISCAL YEAR (1)



                                                                                              POTENTIAL REALIZED VALUE
                                                                                              VALUE OF ASSUMED ANNUAL
                                                                                              RATES OF STOCK PRICE
                          INDIVIDUAL GRANTS                                                   APPRECIATED FOR OPTION TERM
- --------------------------------------------------------------------------------------------  ---------------------------
                                  % OF TOTAL                  MARKET
                                    OPTIONS       EXERCISE    PRICE
                       OPTIONS    GRANTED TO      OR BASE     ON DATE
                       GRANTED    EMPLOYEES IN      PRICE     OF GRANT        EXPIRATION
      NAME (1)           (#)          1993        ($/SHARE)   ($/SHARE)          DATE            5% ($)       10% ($)
      ----             -------    ------------    ---------   ---------    -----------------     ------       -------
George L. McTavish      66,667 (2)     7.8%         $8.25       $8.25      July 26, 1999        $187,334    $  424,669
                        28,000 (3)     3.3%          8.25        8.25      August 3, 2003        145,320       368,200

Edward A. Barbieri      83,334 (2)     9.7%          8.25        8.25      March 23, 2002        415,837     1,045,842
                         4,000 (3)     0.5%          8.25        8.25      August 3, 2003         20,760        52,600

Dennis R. Hanson        50,000 (2)     5.8%          8.25        8.25      March 30, 2002        249,500       627,500
                         3,000 (3)     0.4%          8.25        8.25      August 3, 2003         15,570        39,450

Henry P. Cincere         8,334 (2)     1.0%          8.25        8.25      February 26, 2001      30,836        73,089
                         8,334 (2)     1.0%          8.25        8.25      January 1, 2001        29,919        70,422
                         5,000 (3)     0.6%          8.25        8.25      August 3, 2003         25,950        65,750

Charles P. Harris       17,167 (3)     2.0%          8.25        8.25      August 3, 2003         89,097       225,746
                        16,667 (2)     1.9%          8.25        8.25      December 19, 2001      68,668       165,837


(1) All share and price data has been adjusted to reflect a 1 for 3 reverse stock split effective November 16, 1993.
(2) Represents options repriced on August 3, 1993.
(3) Represents options granted on August 3, 1993 and vest over a five year period at the rate of 20% per year.

         OPTION EXERCISES AND FISCAL YEAR-END VALUE

         Shown below is information with respect to exercises by the Named Executive Officers during the 1993 Fiscal Year of options to purchase common stock pursuant to Holdings' stock option plans and information with respect to unexercised options to purchase common stock held by the Named Executive Officers as of the end of the 1993 Fiscal Year.


                      AGGREGATED OPTION EXERCISES IN 1993
                           AND YEAR END OPTION VALUES


                                               NUMBER OF        VALUE OF
                                              UNEXERCISED      UNEXERCISED
                                                OPTIONS       IN-THE-MONEY
                                                  AT           OPTIONS AT
                         SHARES               DECEMBER 31,    DECEMBER 31,
                        ACQUIRED                 1993             1993
                           ON       VALUE
                        EXERCISE   REALIZED   EXERCISABLE/    EXERCISABLE/
       NAME               (#)        ($)      UNEXERCISABLE  UNEXERCISABLE
       ----             --------   --------   -------------  -------------
George L. McTavish         -          -          160,001        $266,668
                                                  68,000           -

Edward A. Barbieri         -          -           18,334          20,000
                                                 119,000          80,000

Dennis R. Hanson           -          -           15,000          20,000
                                                  88,000          80,000

Henry P. Cincere           -          -           30,001          53,334
                                                  18,334           -

Charles P. Harris          -          -            1,667           -
                                                  32,167           -

         Holdings has not awarded stock appreciation rights to any employee and has no long term incentive plans, as that term is defined in SEC regulations. Holdings has a stock option plan. The Company presently has no defined benefit or actuarial plans covering any employees of the Company.

         In August 1993, Holdings' Board of Directors approved a repricing of stock options issued to employees under Holdings Stock Option Plan. The following table summarizes this repricing with respect to options held by the named executives. All such information has been adjusted to reflect a 1 for 3 reverse stock split effective November 16, 1993.

                           TEN YEAR OPTION REPRICINGS



                                                      Market                             Length of
                                           Number     Price of    Exercise               Orginial
                                             of       Stock at    Price at    New        Option Term
                                           Options    Time of     Time of     Exercise   Remaining at
       Name                  Date          Repriced   Repricing   Repricing   Price      Date of Repricing
- ------------------      --------------     --------   ---------   ---------   --------   -----------------
George L. McTavish      August 3, 1993      66,667      $8.25      $12.00      $8.25         6 Years

Edward A. Barbieri      August 3, 1993      83,334       8.25       10.50       8.25         9.7 Years

Dennis R. Hanson        August 3, 1993      50,000       8.25       11.25       8.25         9.7 Years

Henry P. Cincere        August 3, 1993       8,334       8.25       10.50       8.25         7.6 Years
                                             8,334       8.25       10.13       8.25         7.4 Years

Charles P. Harris       August 3, 1993      16,667       8.25        9.19       8.25         8.3 Years

COMPENSATION OF DIRECTORS

         Each director who is also an officer of Holdings receives no additional compensation for service on the Board or on any committee of the Board. Directors who are not also officers of Holdings receive an annual retainer of $10,000, payable quarterly, in addition to $1,000 plus expenses for each meeting of the Board which they attend.

EMPLOYMENT CONTRACTS

         The Company has letter agreements providing severance arrangements for Messrs. Barbieri and Hanson. Under each agreement, involuntary termination of the employee without cause or elimination of the employee's position will result in the employee's right to receive his normal base salary for one year, plus one month's pay for each full year of completed service by the employee. In addition, the above severance arrangement also applies to the employee if the employee is forced to resign as a result of actions taken by the Company which constitute good cause on employee's part for this termination, i.e., a significant reduction in salary or a significant reduction in responsibilities. The agreements do not define what is "cause for termination," "significant reduction in salary" or a "significant reduction in responsibilities."

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During 1993 the Board's Compensation Committee was composed of Patrick
J. Welsh, Bruce K. Anderson and George L. McTavish. Mr. Anderson is a former Chairman of the Board, and Mr. McTavish is the current Chairman and Chief Executive Officer of Holdings. Messrs. Welsh and Anderson are general partners of the sole general partner of each of WCAS IV, Venture Partners and Capital Partners, which are collectively the largest stockholder of Holdings. WCAS IV, Venture Partners and Capital Partners are affiliates of WCAS.

- ----------------------

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN
                 BENEFICIAL OWNERS AND MANAGEMENT

         All outstanding shares of the capital stock of the Company are held by Holdings. The following table sets forth as of March 15, 1994 certain information with respect to the shares of Common Stock of Holdings beneficially owned by stockholders known to Holdings to own beneficially more than 5% of the shares of such class and the shares of Common Stock beneficially owned by the Company's directors and Named Executive Officers and by all of its executive officers and directors as a group. The shares listed below and the percentage of ownership for each person named below have been calculated assuming that all outstanding shares of Preferred Stock have been converted into shares of

Common Stock and that all presently exercisable options and options that will become exercisable within 60 days from the date hereof, that have been issued pursuant to the Comdata Holdings Corporation Restricted Stock purchase Plan, have been exercised.


                                    Shares of
                                   Common Stock
Name and Address of                Beneficially        Percent
 Beneficial Owners (a)                 Owned           of Class
- -------------------                ------------        --------
Welsh, Carson, Anderson &           2,889,840 (c)         9.0%
  Stowe IV (b)
One World Financial Center
200 Liberty Street, Suite 3601
New York, New York 10281

WCAS Venture Partners (b)              75,000              .2%
One World Financial Center
200 Liberty Street, Suite 3601
New York, New York 10281

WCAS Capital Partners, L.P. (b)     5,655,127 (d)        17.7%
One World Financial Center
200 Liberty Street, Suite 10281
New York, new York 10281

New York Life Insurance Company     2,530,958 (e)         7.9%
51 Madison Avenue, Room 203
New York, New York 10010

New York Life Insurance and         2,530,958 (f)         7.9%
Annuity Corporation
51 Madison Avenue, Room 203
New York, New York 10010

Northwestern Mutual Life            2,274,450 (g)         7.1%
Insurance Company
720 East Wisconsin Avenue
Milwaukee, Wisconsin 53202

Prudential Venture                  1,500,905 (h)         4.7%
Partners II (i)
717 Fifth Avenue
New York, New York 10022

Advanced Telecommunications         1,822,020 (i)(j)      5.7%
Corporation
945 East Paces Ferry Road,
Suite 2100
Atlanta, Georgia 30326

Charterhouse Equity Partners, L.P.  3,848,966 (k)        12.0%
535 Madison Avenue
New York, New York 10022

Bruce K. Anderson (b)               8,668,209 (c)(d)(l)  27.1%

Patrick J. Welsh (b)                8,668,209 (c)(d)(m)  27.1%

Dana J. O'Brien (n)                 1,500,905 (n)         4.7%

                                    Shares of
                                   Common Stock
Name and Address of                Beneficially        Percent
 Beneficial Owners (a)                 Owned           of Class
- -------------------                ------------        --------
George L. McTavish                    283,334             0.9%

Edward A. Barbieri                     28,334             0.1%

Dennis R. Hanson                       25,000             0.1%

Henry P. Cincere                       30,840             0.1%

Charles P. Harris                       1,667              *

Michael Czwornog                        5,334              *

Peter D. Voysey                         4,666              *

Louis P. Buglioli                        -                 -

Stephen E. Raville                       -                 -

Phyllis Haberman (o)                3,848,966 (k)        12.0%

All directors and executive
officers as a group
(13 persons) (p)                      475,659             1.5%

- ----------------

*        Less than 0.1%
(a) Except as otherwise noted below, the persons named in the table have sole voting powers and investment power with respect to all shares set forth in the table.
(b) WCAS IV, Venture Partners and Capital Partners are affiliates of WCAS. Messrs. Anderson and Welsh, directors of Holdings, may be deemed to own beneficially the shares of Common Stock owned by WCAS IV, Venture Partners and Capital Partners because they are general partners of the sole general partner of each of WCAS IV, Venture Partners and Capital Partners. The shares listed opposite the names of Messrs. Anderson and Welsh include shares owned or, upon conversion of shares of Preferred Stock, will be owned, by WCAS IV, Venture Partners and Capital Partners, respectively.
(c) Includes the shares of Common Stock issuable upon conversion of the 12,525 shares of Series C Convertible Preferred Stock owned by WCAS IV and accrued dividends thereon through March 15, 1994.
(d) Includes the shares of Common Stock issuable upon conversion of the 254,999 shares of Series B Convertible Preferred Stock owned by Capital Partners and accrued dividends thereon through March 15, 1994.

(e) Includes the shares of Common Stock issuable upon conversion of the 96,901 shares of Series B Convertible Preferred Stock owned by New York Life Insurance Company and accrued dividends thereon through March 15, 1994. New York Life Insurance Company controls New York Life Insurance and Annuity Corporation and may be deemed to own beneficially the securities held by it.
(f) Includes the shares of Common Stock issuable upon conversion of the 96,901 shares of Series B Convertible Preferred Stock owned by New York Life Insurance and Annuity Corporation and accrued dividends thereon through March 15, 1994.
(g) Includes the shares of Common Stock issuable upon conversion of the 103,024 shares of Series B Convertible Preferred Stock owned by Northwestern Mutual Life Insurance Company and accrued dividends thereon through March 15, 1994.
(h) Includes the shares of Common Stock issuable upon conversion of the 20,200 shares of Series C Convertible Preferred Stock owned by PVP and accrued dividends thereon through March 15, 1994.
(i) Includes the shares of Common Stock issuable upon conversion of the 666,086 shares of Series A Convertible Preferred Stock owned by ATC as of March 15, 1994
(j) Includes the shares of Common Stock issuable upon conversion of the 7,500 shares of Series C Convertible Preferred Stock owned by ATC and accrued dividends thereon through March 15, 1994.
(k) Includes the shares of Common Stock issuable upon conversion of the 199,462 shares of Series C Convertible Preferred Stock owned by Charterhouse and accrued dividends thereon through March 15, 1994.
(l) Includes the shares of Common Stock issuable upon conversion of the 2,500 shares of Series C Convertible Preferred Stock owned by Mr. Anderson and accrued dividends thereon through March 15, 1994.
(m) Includes the shares of Common Stock issuable upon conversion of the 2,500 shares of Series C Convertible Preferred Stock owned by Mr. Welsh and accrued dividends thereon through March 15, 1994.
(n) Mr. O'Brien may be deemed to own beneficially the shares of Common Stock owned by or issuable to PVP because he is a Vice President of the sole general partner of PVP. The shares listed opposite Mr. O'Brien's name are owned by or issuable to PVP.
(o) Ms. Haberman may be deemed to own beneficially the shares of Common Stock issuable to Charterhouse, because Ms. Haberman is a Vice President of Charterhouse.
(p) The shares beneficially owned by WCAS IV, Venture Partners, Capital Partners, PVP and Charterhouse, which are deemed to be beneficially owned by Messrs. Anderson, Welsh, O'Brien, and Ms. Haberman, respectively, are not included in shares owned by all directors and executive officers as a group.

ITEM 13.         CERTAIN RELATIONSHIPS AND TRANSACTIONS

         In March 1990, Holdings sold 148,148 shares of Common Stock to WCAS IV and 1,111,111 shares to Common Stock to PVP, pursuant to the Common Stock Purchase Agreement dated as of March 9, 1990 (the "Common Stock Purchase Agreement"). Messrs. Anderson and Welsh, who are directors of Holdings, are general partners of the sole general partner of WCAS IV. WCAS IV, Venture Partners and Capital Partners are affiliates of WCAS and are engaged in venture capital investing and acquisitions. WCAS IV, Venture Partners, Capital Partners and certain general partners of WCAS are collectively the largest stockholder of Holdings, beneficially owning 27.1% of the outstanding shares of Common Stock on a fully diluted basis.

         Pursuant to the Common Stock Purchase Agreement and subject to certain conditions, Holdings has agreed to use its best efforts to nominate and to cause to be elected to the Board of Directors of Holdings one individual nominated by PVP. WCAS IV and Capital Partners have agreed, under certain conditions, to vote their respective shares of Common Stock to cause such nominee to be so elected. Mr. O'Brien is the nominee of PVP to the Board of Directors of the Company.

         In connection with the Acquisition, the Company issued a total of $62.3 million of Junior Notes, of which $25.0 million was issued to Capital Partners. In June 1992, Capital Partners exchanged $4.1 million aggregate principal amount of Junior Notes, with a book value of approximately $3.5 million net of related discount and issuance costs, for 140,000 shares of Series B Preferred Stock, having a stated price and liquidation value of $3.5 million. The remaining $20.9 million aggregate principal amount of Junior Notes held by Capital Partners was exchanged pursuant to the recapitalization of the Company on December 29, 1992, and the terms of the Series B Preferred Stock issued to Capital Partners in June 1992 was modified to reflect the terms negotiated with the other holders of the Junior Notes, including the issuance of additional shares to reflect an exchange price of 102% of the principal amount originally held.

         Also in connection with the recapitalization, WCAS IV and PVP purchased an aggregate 50,500 shares of Series C Preferred Stock.

         In September and October 1991, ATC purchased an aggregate 560,000 shares of Series A Preferred Stock at a price per share of $25 or an aggregate purchase price of $14.0 million. Concurrently with the purchase of the Series A Preferred Stock by ATC, Comdata entered into a Services Agreement with ATC pursuant to which ATC provides long distance telecommunications services to the Company and its affiliates. This agreement expires on January 22, 1999 and provides that the Company will purchase a minimum $7.75 million of service for each year after the first year. This agreement also provided that the Company pay a monthly service fee equal to $34,000 through December 1992.

         Commencing in the fourth quarter of 1991, Benton International, Inc. ("Benton") has rendered certain consulting services to the Company. The Company had paid approximately 508,000 to Benton in connection with such services. Louis P. Buglioli, a director of the Company and Holdings, is President of Benton.

         In August 1992, the Company entered into an agreement with WCAS IV, pursuant to which WCAS IV agreed to guarantee a letter of credit on behalf of Comdata in the amount of $8.7 million. The letter of credit was issued in favor of an insurance company that had previously issued bonds required by certain state regulatory authorities to support the Company's funds transfer business in those states. Comdata agreed to pay a fee of 2% per year of the amount outstanding under this letter of credit to an affiliate of WCAS IV for arranging the letter of credit. During 1992, $66,000 in such fees were incurred. The letter of credit guaranteed by WCAS IV was replaced by a letter of credit issued under the new revolving credit facility upon completion of the recapitalization in December 1992.

         On June 30, 1992, the assets of the Citicorp Establishment Services division, which provided services to the Company with regard to settlement of MasterCard and Visa transactions until May 1993, were acquired by Card Establishment Services, Inc. ("CES"), an affiliate of WCAS and PVP. During 1993 and the last six months of 1992, the Company paid CES approximately $346,000 and $397,000, respectively, for these services, with such charges being reported as a reduction of the related revenue earned by the Company.

         During 1993, the Company purchase data processing equipment and computer software at a cost of approximately $3.3 million from Broadway & Seymour, Inc., an affiliate of WCAS IV.

         The transactions described above with PVP, ATC, and CES were negotiated on an arm's-length basis at a time when such parties were not affiliated with the Company. In the judgement of the Company's Board of Directors, the terms of the other transactions described above are fair and reasonable and are not less favorable to the Company than those that could have been obtained from independent third parties.

                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT
                 SCHEDULES, AND REPORTS ON FORM 8-K
                 ----------------------------------

         (a)     1.  Financial Statements

        The following consolidated financial statements of Comdata Holdings Corporation and Comdata Network, Inc. are included herein:

        Report of Arthur Andersen & Co., Independent Public Accountants

        Consolidated Balance Sheets - as of December 31, 1993 and 1992

        Consolidated Statements of Operation - for the years ended December 31, 1993, 1992 and 1991

        Consolidated Statements of Stockholders' Equity - for the years ended December 31, 1993, 1992 and 1991

        Consolidated Statements of Cash Flows - for the years ended December 31, 1993, 1992 and 1991

        Notes to Consolidated financial statements

        (a)  2.  Financial Statement Schedules

         The following consolidated financial statement schedules are included herein:

       Schedule II   - Amounts Receivable from Related Parties, Underwriters,
                       Promoters and Employees other than Related Parties

       Schedule V    - Property and Equipment

       Schedule VI   - Accumulated Depreciation of Property and Equipment

       Schedule VIII - Valuation and Qualifying Accounts

       Schedule X    - Supplementary Income Statement Information

         Schedules not listed above have been omitted because they are not required, inapplicable or the required information has been given in the financial statements or notes thereto.

        (a)  3.  Exhibits

         The following exhibits are included herein or incorporated by reference as indicated. Exhibit numbers refer to Item 601 of Regulation S-K.

Exhibit
Number        Description
- ------        -----------
3.1           Certificate of Incorporation of Comdata
              Holdings Corporation (incorporated by reference to Exhibit 3.1 to Registration Statement No. 33-14332).

3.2           By-laws of Comdata Holdings Corporation
              (incorporated by reference to Exhibit 3.2 to Registration Statement No. 33-14332).

3.3           Articles of Incorporation of Comdata Network,
              Inc. (incorporated by reference to Exhibit 3.3 to registrants' Annual Report on Form 10-K for fiscal year 1987).

3.4 By-laws of Comdata Network, Inc. (incorporated by reference to Exhibit 3.4 to registrants' Annual Report on Form 10-K for fiscal 1987).

3.5           Certificate of Amendment to Certificate of
              Incorporation of Comdata Holdings Corporation (incorporated by reference to Exhibit 3.5 to Registration Statement No. 33-37172).

3.6           Certificate of Designations, Preferences and
              Rights of Series A Convertible Preferred Stock of Comdata Holdings Corporation (incorporated by reference to Exhibit 3.6 to registrants' Annual Report on Form 10-K for fiscal year 1991).

3.7           Certificate of Designations, Preferences and
              Rights of Series B Convertible Preferred Stock of Comdata Holdings Corporation (incorporated by reference to Exhibit 1 to registrants' Report on Form 8-K filed July 6, 1992).

3.8           Certificate of Amendment to Certificate of
              Incorporation of Comdata Holdings Corporation filed with the Secretary of State of Delaware on July 21, 1992 (incorporated by reference to Exhibit 3.8 to Registration Statement No. 33-52018).

3.9           Certificate of Amendment to Certificate of
              Designations, Preferences and Rights of Series B Convertible Preferred Stock of Comdata Holdings Corporation filed with the Secretary of State of Delaware on August 14, 1992 (incorporated by reference to Exhibit 3.9 to Registration Statement
              No. 33-52018).

3.10          Form of Amended and Restated Certificate of
              Designations, Preferences and Rights of Series A,
              Series B and Series C Convertible Preferred Stock of Comdata Holdings Corporation (incorporated by reference to Exhibit 3.10 to Registration Statement No. 33-52018).

4.1           Indenture dated December 29, 1992 among Comdata
              Network, Inc., Comdata Holdings Corporation and IBJ Schroder Bank & Trust Company, as Trustee, relating to the 12 1/2% Senior Notes due 1999 (incorporated by reference to Exhibit 4.1 to Registrants' Annual Report on Form 10-K for fiscal year 1992).


4.2           Indenture dated December 29, 1992 among Comdata
              Network, Inc., Comdata Holdings Corporation and Fidelity Bank, National Association, as Trustee, relating to the 13 1/4% Senior Subordinated Debentures due 2002 (incorporated by reference to Exhibit 4.2 to Registrants' Annual Report on Form 10-K for fiscal year 1992).

4.3           Indenture, dated as of September 1, 1987, among
              CMD Subsidiary Corporation, Comdata Holdings Corporation and Commerce Union Bank, as Trustee, relating to the 13 1/2% Senior Subordinated Discount Notes due 1995 assumed by Comdata Network, Inc. (incorporated by reference to Exhibit 4.1 to Registration Statement No. 33-16103).

4.4 First Supplemental Indenture to the Indenture, dated as of September 1, 1987, between Comdata Network, Inc. and Commerce Union Bank, as Trustee (incorporated by reference to
              Exhibit 4.3 to Registration Statement No. 33-16103).

4.5           Indenture, dated as of September 1, 1987, among
              CMD Subsidiary Corporation, Comdata Holdings Corporation and Third National Bank in Nashville, as Trustee, relating to the 13 3/4% Subordinated Debentures due 1997 assumed by Comdata Network, Inc. (incorporated by reference to Exhibit 4.2 to Registration Statement No. 33-16103).

4.6 First Supplemental Indenture to the Indenture, dated as of September 1, 1987, between Comdata Network, Inc. and Third National Bank in Nashville, as Trustee (incorporated by reference to Exhibit 4.4 to Registration Statement No. 33-16103).

4.7           Indenture, dated as of September 1, 1987, among
              CMD Subsidiary Corporation, Comdata Holdings Corporation and United States Trust Company of New York, as Trustee, relating to the 11% Junior Subordinated Extendible Notes due 1997 assumed by Comdata Network, Inc. (incorporated by reference to Exhibit 4.1 to Registration Statement No. 33-14332).

9             Letter, dated March 9, 1990, from Welsh,
              Carson, Anderson & Stowe IV and WCAS Capital Partners to certain purchasers under the Common Stock Purchase Agreement referred to in Exhibit 10.12 (incorporated by reference to Exhibit 9 to Registration Statement No. 33-37172).

10.1          Amended and Restated Common Stock and Note
              Purchase Agreement dated as of May 6, 1987 among Comdata
              Holdings Corporation, CMD Subsidiary Corporation and Welsh, Carson, Anderson & Stowe IV, as amended (incorporated by reference to Exhibit 10.1 to Registration Statement No. 33-14332).

10.2          Registration Rights Agreement dated March 23,
              1987 between Welsh, Carson, Anderson & Stowe IV and CMD Subsidiary Corporation (incorporated by reference to Exhibit
              10.2 to Registration Statement No. 33-14332).

10.3 Form of Subscription Agreement (incorporated by reference to Exhibit 1 to Amendment No. 1 to Registration Statement No. 33-14332).

10.4          Revolving Credit Agreement dated as of
              September 4, 1987, as amended, among CMD Subsidiary Corporation, Comdata Holdings Corporation, The First National Bank of Boston, First American National Bank of Nashville, The Citizens Fidelity Bank & Trust Company, as banks, and The First National Bank of Boston and First American National Bank of Nashville, as co-agents (incorporated by reference to Exhibit 10.4 to registrants' Annual Report on Form 10-K for fiscal year 1987).

10.5          Agreement, dated September 11, 1989, between
              Comdata Network, Inc. and Citicorp Credit Services, Inc. (incorporated by reference to Exhibit 10(a) to the registrants' Annual Report on Form 10-K for fiscal year 1989).

10.6 Purchase Agreement for two mainframe computer processors between Comdata Network, Inc. and National Advance Systems Corporation, dated May 21, 1985 (incorporated by reference to Exhibit 10(c) to the registrants' Annual Report on Form 10-K for fiscal year 1985).

10.7 Lease Agreement for computer hardware and software between Comdata Network, Inc. and Pan American Systems, Inc. (incorporated by reference to Exhibit 10(f) to the registrants' Annual Report on Form 10-K for fiscal year 1985).

10.8          Comdata Holdings Corporation Stock Option and
              Restricted Stock Purchase Plan (incorporated by reference to
              Exhibit 10.8 to registrants' Registration Statement No. 33-30618).

10.9 Lease Agreement dated November 29, 1988, as amended, by and between Comdata Network, Inc. and Eakin & Smith, Inc. (incorporated by reference to Exhibit 10.9 to registrants' Annual Report on Form 10-K for fiscal year 1988).

10.10 Purchase Agreement, dated as of June 30, 1989, by and between Comdata Network, Inc. and First Data Resources, Inc. (incorporated by reference to Exhibit 1 to registrants' Report on Form 8-K filed July 14, 1989).

10.11         Common Stock Purchase Agreement, dated as of
              March 9, 1990, among Comdata Holdings Corporation and the several purchasers named in Schedule 1 thereto (incorporated by reference to Exhibit 1 to registrants' Report on Form 8-K filed March 16, 1990).

10.12         Registration Rights Agreement, dated as of
              March 9, 1990, among Comdata Holdings Corporation and the purchasers named in Schedule I to the Common Stock Purchase Agreement referred to in Exhibit 10.12 (incorporated by reference to Exhibit 2 to registrants' Report on Form 8-K filed March 16, 1990).

10.13 Amendment No. 1, dated as of June 30, 1990, to the Noncompete Agreement, dated as of June 30, 1989, among Comdata Network, Inc., First Data Resources, Inc. and American Express Information Services Company (incorporated by reference to Exhibit 1 to registrants' Report on Form 8-K filed July 12,
              1990).

10.14 First Amendment, dated as of June 29, 1990, to the Subordination Agreement, dated as of June 30, 1989, among the first National Bank of Boston, as agent for itself and certain other financial institutions. First Data Resources,

              Inc., American Express Information Services Company, Comdata Network, Inc., CDN Services, Inc., and Comdata Subsidiary Corp. (incorporated by reference to Exhibit 3 to registrants' Report on Form 8-K filed July 12, 1990).

10.15 Sales, Marketing and Operations Agreement, dated as of July 1, 1991, between PCI, Inc. and Comdata Network, Inc. (incorporated by reference to Exhibit 10.18 to registrants' Annual Report on Form 10-K for fiscal year 1991).

10.16 Telecommunications Services Agreement dated as of August 30, 1991, between Advanced Telecommunications Corporation and Comdata Network, Inc. (incorporated by reference to Exhibit 10.20 to registrants' Annual Report on Form 10-K for fiscal year 1991).

10.17         Preferred Stock Purchase Agreement, dated as of
              September 6, 1991, between Comdata Holdings Corporation and Advanced Telecommunications Corporation (incorporated by reference to Exhibit 1 to registrants' Report on Form 8-K filed November 1, 1991).

10.18         Registration Rights Agreement, dated as of
              September 6, 1991, between Comdata Holdings Corporation and Advanced Telecommunications Corporation (incorporated by reference to Exhibit 2 to registrants' Report on Form 8-K filed November 1, 1991).

10.19 Agreement for Systems Operations Services, dated as of September 6, 1991, between Comdata Network, Inc. and Integrated Systems Solution Corporation
              (incorporated by reference to Exhibit 10.23 to registrants' Annual Report on Form 10-K for fiscal year 1991).

10.20         Stock Purchase Agreement, dated as of December
              30, 1991, among Larry Babins, Paul St. Pierre, Comdata Holdings Corporation, and Comdata Network, Inc. (incorporated by reference to Exhibit 10.24 to registrants' Annual Report on Form 10-K for fiscal year 1991).

10.21         Stock Purchase Agreement, dated as of December
              30, 1991, among Marlene St. Pierre, Chantal St. Pierre, Jennifer St. Pierre, Janice Babins, and The Babins Family Trust (incorporated by reference to Exhibit 10.25 to registrants'

              Annual Report on Form 10-K for fiscal year 1991).

10.22 Series B Preferred Stock Purchase Agreement, dated as of June 30, 1992, between Comdata Holdings Corporation and WCAS Capital Partners, L.P. (incorporated by reference to
              Exhibit 1 to registrants' Report on Form 8-K filed July 6, 1992).

10.23         Registration Rights Agreement dated as of June
              30, 1992, between Comdata Holdings Corporation and WCAS Capital Partners, L.P. (incorporated by reference to Exhibit 2 to registrants' Report on Form 8-K filed July 6, 1992).

10.24         Letter Agreement, dated August 14, 1992, among
              Welsh, Carson, Anderson & Stowe IV, Comdata Holdings Corporation and Comdata Network, Inc (incorporated by reference to Exhibit
              10.31 to Registration Statement No. 33-52018).

10.25         Registration Rights Agreement, dated August 14,
              1992, among Comdata Holdings Corporation, WCAS Capital Partners, L.P. and Welsh, Carson, Anderson & Stowe IV (incorporated by reference to Exhibit 10.25 to Registration Statement No. 33-52018).

10.26         Letter Agreement, dated August 14, 1992, among
              Comdata Holdings Corporation, Comdata Network, Inc. and WCA Management Corporation (incorporated by reference to Exhibit
              10.26 to Registration Statement No. 33-52018).

10.27 Subscription and Exchange Agreement, dated as of December 29, 1992, among Comdata Holdings Corporation, Comdata Network, Inc. and the several persons named in Annex I thereto (incorporated by reference to Exhibit 3 to Registrants' Report on Form 8-K filed January 13, 1993).

10.28         Preferred Stock Purchase Agreement, dated as of
              December 29, 1992, among Comdata Holdings Corporation and the Purchasers listed on Schedule I thereto (incorporated by reference to Exhibit 2 to Registrants' Report on Form 8-K filed January 13, 1993).

10.29         Registration Rights Agreement, dated as of
              December 29, 1992, among Comdata Holdings Corporation and each of the persons named on Annex A thereto (incorporated by reference to

              Exhibit 4 to Registrants' Report on Form 8-K filed January 13,
              1993).

10.30         Credit Agreement, dated as of December 29,
              1992, among Comdata Network, Inc., the financial institution's signatory thereto, BT Commercial Corporation and Banque Indosuez, New York Branch, as Agents and Bankers Trust Company, as Issuing Bank (incorporated by reference to Exhibit 1 to Registrant's Report on Form 8-K filed January 13, 1993).

10.31 Agreement, dated as of December 8, 1992, between PCI, Inc. and Comdata Network, Inc (incorporated by reference to Exhibit 10.31 to Registration Statement No. 33-52018).

10.32         Form of letter agreement from WCAS Capital
              Partners, L.P. and Welsh, Carson, Anderson & Stowe IV to each of the parties listed on Annex I thereto (incorporated by reference to Exhibit 10.32 to Registration Statement No. 33-52018).

10.33 Stock Purchase Agreement, dated as of November 11, 1993, between the Shareholders of Saunders, Inc. and Comdata Holdings Corporation.

10.34 Assignment of Stock Purchase Agreement (Exhibit 10.33), dated as of November 11, 1993, by Comdata Holdings Corporation to Comdata Network, Inc.

10.35 Asset Purchase Agreement, dated as of February 23, 1994, among RoTec - The Routing Technology Company, as Seller; Ronald J. Dombrowski, Korf E. Penzien, David J. Ross, Steven T. Brown, Ebrahim Airana, as Partners; and Comdata Network, Inc., as Buyer.

10.36 Comdata Holdings Corporation Stock Option and Restricted Stock Purchase Plan, As Amended 10/25/93.

21            List of Subsidiaries of Comdata Holdings Corporation and Comdata
              Network, Inc.


23            Consent of independent public accountants.

         (b) Reports on Form 8-K filed during the last quarter of the fiscal year ended December 31, 1993:
                                    None.

                                   SIGNATURES
                                   ----------

                 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         COMDATA HOLDINGS CORPORATION



                                         By  /s/ George L. McTavish
                                            ------------------------------------
                                            Chairman and Chief Executive Officer


                                         Date:  March 30, 1994


                                         COMDATA NETWORK, INC.



                                         By  /s/ George L. McTavish
                                            ------------------------------------
                                            Chairman and Chief Executive Officer


                                         Date:  March 30, 1994

                 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each Registrant and in the capacities and on the dates indicated:


       Signatures                   Title                     Date
       ----------                   -----                     ----
                              Chairman, Chief             March 30, 1994
- --------------------------    Executive Officer, and
   George L. McTavish         Director (Principal
                              Executive Officer)



                              President, Chief            March 30, 1994
- --------------------------    Operating Officer and
   Edward A. Barbieri         Director



                              Executive Vice President,   March 30, 1994
- --------------------------    Chief Financial Officer
   Dennis R. Hanson           and Director (Principal
                              Financial and Accounting
                              Officer)





- --------------------------    Director                    March 30, 1994
   Bruce K. Anderson




- --------------------------    Director                    March 30, 1994
   Patrick J. Welsh




- --------------------------    Director                    March 30, 1994
   Dana J. O'Brien




- --------------------------    Director                    March 30, 1994
   Louis P. Buglioli




- --------------------------    Director                    March 30, 1994
   Stephen E. Raville




- --------------------------    Director                    March 30, 1994
   Phyllis Haberman