Form 10-K/A
period 1993-12-31
COMDATA HOLDINGS CORP
filed 1994-04-14
CIK 814246

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-K/A


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

                      DOCUMENTS INCORPORATED BY REFERENCE.
                                      None

The Registrant hereby amends the following items and financial statements of its annual report on Form 10-K for the fiscal year ended December 31, 1993 as follows:


                         Comdata Holdings Corporation
                            Comdata Network, Inc.


                                 FORM 10-K/A

                       For Year Ended December 31, 1993


                                    Index



                                                                     Page No.
Part I

            Item  8.       Financial Statements                         34

Part IV

            Item 14.       Exhibits, Financial Statement Schedules
                           and Reports on Form 8-K                      84

Exhibit 18                 Accountants Letter on Change in Accounting

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

As discussed in Note 7 to the consolidated financial statements, effective January 1, 1992, the Company changed its method of accounting for income taxes. As discussed in Note 1 to the consolidated financial statements, effective December 31, 1993, the Company changed its method of evaluating the impairment of its goodwill and related intangibles.

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

10.33* Stock Purchase Agreement, dated as of November 11, 1993, between the Shareholders of Saunders, Inc. and Comdata Holdings Corporation.

10.34 Assignment of Stock Purchase Agreement (Exhibit 10.33), dated as of November 11, 1993, by Comdata Holdings Corporation to Comdata Network, Inc.

10.35* Asset Purchase Agreement, dated as of February 23, 1994, among RoTec - The Routing Technology Company, as Seller; Ronald J. Dombrowski, Korf E. Penzien, David J. Ross, Steven T. Brown, Ebrahim Airana, as Partners; and Comdata Network, Inc., as Buyer.


10.36* Comdata Holdings Corporation Stock Option and Restricted Stock Purchase Plan, As Amended 10/25/93.


18            Accountants Letter on change in accounting.


21*           List of Subsidiaries of Comdata Holdings Corporation and Comdata
              Network, Inc.


23*           Consent of independent public accountants.

         (b) Reports on Form 8-K filed during the last quarter of the fiscal year ended December 31, 1993:
                                    None.

* Previously Filed

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