Form 10-Q
period 1994-03-31
COMDATA HOLDINGS CORP
filed 1994-05-12
CIK 814246

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended  March 31, 1994  Commission file number  0-16151/2-66729



              COMDATA HOLDINGS CORPORATION/COMDATA NETWORK, INC.
             (Exact name of registrant as specified in its charter)



        DELAWARE/MARYLAND                          13-3396750/62-0813252
- ----------------------------------           ----------------------------------
 (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                     Identification No.)


        5301 Maryland Way        Brentwood, Tennessee                  37027
- -------------------------------------------------------------------------------
         (Address of principal executive offices)                    (Zip Code)



Registrant's telephone number, including area code  (615) 370-7000



                                     N/A
- -------------------------------------------------------------------------------
   Former name, former address and former fiscal year, if changed since last report.


         Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         YES   X          No
             -----           -----

         As of May 4, 1994, there were outstanding 14,757,931 shares of Common Stock of Comdata Holdings Corporation, and 1,000 shares of Comdata Network, Inc.

                                     PART I

Item 1.  Financial Statements

                  Comdata Holdings Corporation and Subsidiary
                    Consolidated Balance Sheets (Unaudited)



                                                    March 31,    December 31,
                                                      1994           1993
                                                    ---------    ------------
                                              (In thousands, except share data)
               ASSETS
               ------

Current assets:
  Cash and cash equivalents                          $ 12,889      $ 13,332
  Accounts receivable, less allowance for
    doubtful accounts $5,745, 1994;
    $6,087, 1993                                      126,763       107,555
  Prepaid expenses and other                            1,943         2,226
                                                     --------      --------
    Total current assets                              141,595       123,113
Property and equipment, net of
  accumulated depreciation                              9,924         9,616
Cost in excess of fair value of net
  assets acquired, net                                 79,823        79,618
Other assets, net                                      14,261        13,824
                                                     --------      --------
                                                     $245,603      $226,171
                                                     ========      ========

  LIABILITIES AND STOCKHOLDERS' EQUITY
  ------------------------------------

Current liabilities:
  Drafts payable                                     $  6,188      $  8,211
  Settlements payable                                  74,698        65,897
  Accounts payable                                     10,014        10,410
  Other accrued liabilities                            26,877        17,312
  Customer security deposits                            6,326         6,632
  Current maturities of long-term debt                    686           702
                                                     --------      --------
    Total current liabilities                         124,789       109,164
Deferred credit                                         5,529         6,125
Long-term debt, net of current maturities             229,717       230,208

Stockholders' equity:
  Preferred stock, par value $.01 per share,
    authorized 5,000,000 shares:
      Series A, issued and outstanding 666,087
        shares and 645,902 shares, respectively;
        stated at liquidation preference,
        $25 per share plus accrued dividends           16,739        16,232
      Series B, issued and outstanding 562,033
        shares, stated at liquidation preference,
        $100 per share plus accrued dividends          65,710        63,713
      Series C, issued and outstanding 250,500
        shares, stated at liquidation preference,
        $100 per share plus accrued dividends          29,151        28,285
  Common stock, par value $.01 per
    share; authorized 100,000,000 shares;
    issued and outstanding 14,753,597
    and 14,721,929 shares, respectively                   147           147
  Paid-in capital                                     102,154       101,885
  Accumulated deficit                                (328,333)     (329,588)
                                                     --------      --------
    Total stockholders' equity (deficit)             (114,432)     (119,326)
                                                     --------      --------
                                                     $245,603      $226,171
                                                     ========      ========


See notes to consolidated financial statements.

                  COMDATA HOLDINGS CORPORATION AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993

                           -------------------------


                                              1994          1993
                                           ----------    ----------
                                       (In thousands, except per share data)

REVENUE (net of amounts paid to a
        related party, $0 in 1994;
        $250,000 in 1993)                   $ 57,390      $ 49,023
                                            --------      --------

OPERATING COSTS:
Salaries and employee benefits                14,381        12,972
Agent commissions                              9,281         6,165
Telecommunications (including
  amounts paid to a related
  party, $3,747 in 1994;
  $2,174 in 1993)                              6,275         6,287
Depreciation and amortization                  1,783         3,572
Other operating costs                         12,452        10,032
                                            --------      --------
Total operating costs                         44,172        39,028
                                            --------      --------

Income before interest and taxes              13,218         9,995
Interest expense                              (7,672)       (7,652)
Interest income                                    4            19
                                            --------      --------
Income before income taxes                     5,550         2,362
Income tax expense                              (877)          (55)
                                            --------      --------
Net income                                     4,673         2,307
Preferred stock dividend
  requirement, payable in shares
  of stock or accreting to
  liquidation preference                      (3,371)       (2,988)
                                            --------      --------
Net income (loss) for common stock          $  1,302      $   (681)

EARNINGS PER SHARE:
Net income                                  $   0.32      $   0.16
Preferred stock dividend requirement           (0.23)        (0.21)
                                            --------      --------
Net income (loss) per common share          $   0.09      $  (0.05)
Weighted average common shares
  outstanding                                 14,728        14,376


See notes to consolidated financial statements.

                  COMDATA HOLDINGS CORPORATION AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993



                                                           1994          1993
                                                         --------      --------
                                                             (In thousands)

Cash flows from operating activities:
  Net income                                             $  4,673      $  2,307
                                                         --------      --------

Adjustments to reconcile net income to net cash
  provided by (used for) operating activities:
    Depreciation and amortization                           1,783         3,572
    Amortization of debt issuance costs and discount          723           692
    Provision for losses on accounts receivable             1,267         1,403
    Amortization of deferred credit                          (596)         (726)
    Deferred tax benefit                                     (680)          -
                                                         --------      --------
    Total adjustments before changes in
      assets and liabilities                                2,497         4,941
                                                         --------      --------
    Change in assets and liabilities, net of effects
      from purchase business combinations:
        Accounts receivable                               (20,423)      (10,484)
        Prepaid expenses and other                            283             1
        Drafts and settlements payable                      6,778        (5,003)
        Other accrued liabilities                           8,627         4,607
        Other                                                   7           (89)
                                                         --------     ---------

    Total changes in assets and liabilities net of
      effects from purchase business combinations          (4,728)      (10,968)
                                                         --------      --------

Net cash provided by (used for) operating activities        2,442        (3,720)
                                                         --------      --------

Cash flows from investing activities:
  Capital expenditures                                     (1,339)         (433)
  Payment for purchase business combinations,
    net of cash acquired                                     (586)          -
  Additions to other assets                                  (388)          -
                                                         --------      --------
Net cash used for investing activities                     (2,313)         (433)
                                                         --------      --------

Cash flows from financing activities:
  Proceeds from issuance of common stock                      194            50
  Net borrowings (payments) of revolving credit loans        (613)        1,145
  Principal payments on long-term
    debt and capital leases                                   (41)         (169)
  Payment of debt issuance costs                             (112)         (213)
                                                         --------      --------
Net cash provided by (used for) investing activities         (572)          813
                                                         --------      --------

Net decrease in cash & short-term investments                (443)       (3,340)

Cash & cash equivalents, beginning of period               13,332        15,716
                                                         --------      --------

Cash & cash equivalents, end of period                   $ 12,889      $ 12,376
                                                         ========      ========


See notes to consolidated financial statements.

                  COMDATA HOLDINGS CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. The accompanying financial statements include the accounts of Comdata Holdings Corporation ("Comdata", or the "Company") and its wholly-owned subsidiary, Comdata Network, Inc. ("Network"). Comdata has no operations except for its ownership of Network. Network is the obligor for all of the debt instruments included in the accompanying consolidated balance sheet.

          The accompanying unaudited financial statements include all adjustments (which are of a normal recurring nature) that are, in the opinion of management, necessary for a fair statement of the results for the interim period presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The statements should be read in conjunction with the Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements included in the Company's annual report for the year ended December 31, 1993.

          Because of seasonal and other factors, the earnings for the three month periods ended March 31, 1994 and 1993 should not be taken as an indication of earnings for all or any part of the balance of the year.

2. On April 6, 1994, Network acquired the net assets of a business engaged in providing gaming cash advance services. The purchase price consisted of $3.0 million in cash paid at closing, and up to an additional $.9 million depending upon the future results of the acquired operations. The acquisition will be accounted for as a purchase, and the results of operations of the acquired business will be included in the consolidated financial statements from the effective date of the acquisition. The purchase price will be allocated to the net assets acquired based on their fair values. The prior results of operations of the acquired business are not material to these of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition & Results of Operations.

          The Company's services may be separated into the following groups: funds transfer and related services for the trucking industry; cash advance services in the gaming industry; and retail check payment services. The following table sets forth revenues in each of these areas for the three months ended March 31, 1994 and 1993.

                                             1994         1993
                                             ----         ----
                                              (In thousands)
     Transportation services
        Funds transfer services            $20,219      $17,126
        Permit services                      7,042        5,868
        Telecommunications services          4,374        4,122
        Other                                2,356        1,485
                                           -------      -------
                                            33,991       28,601

     Gaming services                        20,604       17,404
     Retail services                         2,795        3,018
                                           -------      -------
         Total revenue                     $57,390      $49,023
                                           =======      =======

          The Company's operating costs, as a percentage of revenue, for such periods were as follows:

                                             1994         1993
                                             ----         ----

     Revenue                                100.00%      100.00%
                                            ------       ------

     Salaries and employee benefits          25.06        26.46
     Agent commissions                       16.17        12.58
     Telecommunications                      10.93        12.82
     Depreciation and amortization            3.11         7.29
     Other operating costs                   21.70        20.46
                                            ------       ------
     Total operating costs                   76.97        79.61
                                            ------       ------

     Income before interest and taxes        23.03%       20.39%
                                            ======       ======


                             RESULTS OF OPERATIONS

          Revenue increased from $49.0 million in the first quarter of 1993 to $57.4 million in the first quarter of 1994, an increase of $8.4 million, or 17.1%. Transportation services revenue increased by $5.4 million, or 18.8%, during the first quarter. Within transportation services, the largest revenue growth came from funds transfer services, which increased by $3.1 million, or 18.1%. In December 1993, Network acquired Saunders, Inc. ("Saunders"), a supplier of fuel purchase, funds transfer, fuel tax, licensing and permit services to the trucking industry. This acquisition accounted for $1.5 million of the revenue growth in funds transfer services, with the remainder of the growth due to an increase in the number of transactions.

          Permit services revenue increased from $5.9 million in the first quarter of 1993 to $7.0 million in the first quarter of 1994, an increase of $1.1 million, or 20.0%. This increase is primarily due to the acquisition of Saunders.

          Telecommunications services revenue increased by $0.3 million, or 6.1%, compared to the first quarter of 1993, primarily due to new business added during 1993.

          Revenue from other transportation services increased by $0.9 million, or 58.6%. The acquisition of Saunders increased these revenues by approximately $0.3 million. Revenues from software sales, a service added during 1993, contributed an additional $0.2 million during 1994.

          Gaming services revenue increased during the first quarter of 1994 by $3.2 million, or 18.4%, primarily due to increases in the number of transactions at gaming establishments. Growth in gaming at nontraditional locations, such as riverboats and Indian reservations, has helped increase these transactions. These increases have offset the effects of a reduction in revenue from nongaming locations resulting from MasterCard and VISA regulations limiting the Company's ability to do business in nongaming locations. Revenues from nongaming locations were approximately $0.6 million lower during the first quarter of 1994.

          Revenue from retail services decreased by $0.2 million, or 7.4%, during the first quarter. During 1993, the Company was notified that it would lose its largest retail customer. There will be approximately $2.0 million in annual revenue which will have to be replaced, or total revenue in retail will decline. The decline in retail revenue during the first quarter is the result of the loss of this customer.

          Salaries and employee benefits increased by $1.4 million, or 10.9%, during the first quarter, primarily due to a $1.2 million increase resulting from the Saunders acquisition. Sales commissions increased by approximately $0.2 million as a result of the revenue increases in transportation and gaming services.

          Agent commissions increased from $6.2 million during the first quarter of 1993 to $9.3 million during the first quarter of 1994, an increase of $3.1 million, or 50.5%. These commissions are paid to locations offering gaming cash advance services. This increase was the result of increases in the number of gaming transactions, as discussed above, and increases in the rates paid for these commissions, in response to competitive pressures.

          Telecommunications expense was approximately $6.3 million in both the first quarter of 1993 and 1994, in spite of a 6.1% increase in telecommunications services revenue. Rate reductions negotiated at the end of 1993 offset the increases from increased transactions to keep this cost approximately equal to 1993 amounts.

          Depreciation and amortization expense decreased from $3.6 million in the first quarter of 1993 to $1.8 million in the first quarter of 1994, due to lower amortization charges for goodwill and other intangible assets that were written off at the end of 1993. As discussed in the consolidated financial statements for 1993 and the Company's Annual Report on Form 10-K for the year ended December 31, 1993, the Company wrote off approximately $230 million in goodwill and other intangibles related to its transportation and retail division based on its assessment of the future operations of the related divisions. The effect of this write-off in 1993 was to reduce amortization charges in the first quarter by approximately $2.0 million.

          Other operating costs increased from $10.0 million in the first quarter of 1993 to $12.5 million in the first quarter of 1994, an increase of $2.5 million, or 24.1%. During the first quarter of 1994, the Company incurred expenses of approximately $1.2 million with a consulting firm to assist it in evaluating the efficiency of its work force and procedures. Future reductions in salaries and benefits are expected as a result of workforce reductions that have been recommended by this evaluation. The remaining increase in other operating costs is primarily related to the acquisition of Saunders.

          Interest expense, net of interest income, was $7.6 million in the first quarter of 1993, and $7.7 million in the first quarter of 1994. Interest on borrowings for the Saunders acquisition have offset interest savings resulting from reductions in debt from operating cash flows.

          Income tax expense increased approximately $0.8 million during the first quarter of 1994, compared to the same period in 1993. The Company's net operating loss carryforwards, which totaled approximately $12 million at December 31, 1993, are expected to be fully utilized during 1994, resulting in an increase in income tax expense.

                        LIQUIDITY AND CAPITAL RESOURCES

          Network's Revolving Credit Facility provides for revolving credit loans and letters of credit aggregating up to $50.0 million, with a $25.0 million sublimit for letters of credit. In December 1994, the total amount of the Revolving Credit Facility will be reduced by $12.5 million to $37.5 million. As of March 31, 1994, there were outstanding loans under the Revolving Credit Facility of $12.4 million and letters of credit totalling $13.7 million. Network is not required to make any scheduled principal repayments on its senior bank debt or subordinated debt until December 1995, when the Revolving Credit Facility terminates. In June 1995, Network is required to repay a $5.7 million note. In addition, $6.2 million of 11% Junior Subordinated Notes mature in October 1997. Scheduled payments on Network's 12.5% Senior Notes begin in 1998.

          Network's obligations under the Revolving Credit Facility are secured by substantially all the assets of Network and its subsidiaries, are guaranteed by Comdata and bear interest at prime plus 1.75% or an adjusted Eurodollar rate plus 3%. The amount of credit available under this arrangement is subject to limitations based on the amount and nature of outstanding receivables.

          The Revolving Credit Facility has provisions that require Network to maintain and transfer excess cash balances, as defined, into bank accounts managed by the lenders. Such lenders have certain discretionary rights to apply such cash balances against Network's outstanding loan amounts. At March 31, 1994, Network had $14.3 million in these accounts. Network, on a daily basis, monitors its cash position and makes transfers and other transactions necessary to comply with these provisions of the Revolving Credit Facility.

          Subject to certain exceptions, the Revolving Credit Facility requires prepayment of indebtedness outstanding under the facility with the entire net cash proceeds received by the Network or its subsidiaries from asset sales over a certain minimum amount, 50% of the net cash proceeds received by Comdata or Network from permitted issuances of debt or equity and any excess cash flow of Network and its subsidiaries on a consolidated basis. The amount of the Revolving Credit Facility is permanently reduced by an amount equal to such mandatory prepayments.

          The Revolving Credit Facility and the indentures governing the Senior Notes and Senior Subordinated Debentures contain certain covenants that limit or prohibit, among other things, Comdata's ability to incur additional indebtedness, to pay dividends or make other distributions, to engage in certain transactions with affiliates, to issue or sell stock of subsidiaries to third parties, to repay certain indebtedness prior to its stated maturity, to create liens, to sell assets, to make certain capital expenditures, to enter into a transaction that would result in a change of control, to incur certain subordinated debt and to merge or consolidate with or to acquire any other business. In addition, the Revolving Credit Facility requires the Company to maintain certain specified financial ratios. As of March 31, 1994, the Company was required to maintain a tangible net worth deficit of less than $203.2 million, an interest coverage ratio in excess of 1.65 to 1, a current ratio in excess of 0.89 to 1, and a debt to net worth ratio not to exceed 2.50 to 1, all as defined. As of March 31, 1994, the Company was in compliance with all covenants and ratios, and its actual measures under these financial ratio covenants were as follows: tangible net worth deficit, $194.9 million; interest coverage ratio, 1.88 to 1; current ratio, 1.03 to 1; debt to net worth ratio, 1.99 to 1.

Working Capital

          The Company's principal uses of funds for the next several years will be for working capital, for debt service and for capital expenditures consisting of routine replacements of field computer equipment and back office equipment. New services offered by the Company will require additional investments in working capital to fund growth in accounts receivable. From time to time, the Company evaluates the desirability of repurchasing its Senior Notes. The Revolving Credit Facility has been amended to allow the purchase of up to $15 million of Senior Notes. Management believes that funds generated from operations and borrowed under the Revolving Credit Facility should provide sufficient cash to meet the Company's anticipated liquidity needs during the next 24 months, even with the reduction in December 1994 of the total amount of the Revolving Credit Facility by $12.5 million.

Accounts Receivable

          In accordance with the Company's revenue recognition policy, revenue from the Company's funds transfer, regulatory permit and gaming cash advance services consists of the transaction fees charged to customers and does not include the cost of goods or services provided by the Company (e.g., fuel purchased, permit provided or cash advanced). The Company's accounts receivable include both the cost of the goods and services provided and the transaction fees, and drafts and settlements payable include the amount due to the issuing agent for the cost of the goods and services. Accounts receivable, net, increased by $19.2 million, or 17.9%, between the end of 1993 and March 31, 1994. Total revenue increased by 17.1% during the three months ended March 31, 1994, as compared to the same period in the prior year. For the three months ended March 31, 1993 and 1994, the average days in accounts receivable outstanding, calculated based on the average accounts receivable outstanding for such period, was approximately 6.0 and 6.1 days, respectively. Because the Company does not recognize the entire amount of accounts receivable for settled transactions as revenue, management believes that the average days in accounts receivable are appropriately measured by the amounts transferred through its cash advance system.

Cash Flow

          Comdata's principal source of internal liquidity has historically been its cash flow from operations. In 1994, operating activities provided $2.4 million. In 1993, operating activities used $3.7 million of cash, primarily due to increases in accounts receivable.

          Net cash used for investing activities in 1994 and 1993 was $2.3 million and $0.4 million, respectively. These amounts primarily represent payment for purchase business combinations, capital expenditures and additions to other assets.

          Financing activities used $0.6 million of cash in 1994, and provided $0.8 million of cash in 1993, primarily consisting of net borrowings or payments under Revolving Credit Facility.

                                    PART II


Item 1.  Legal Proceedings

         Please refer to the Company's Annual Report on Form 10-K for a discussion of legal proceedings.

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submissions of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             COMDATA HOLDINGS CORPORATION
                                             ----------------------------




       May 11, 1994                            /S/ Dennis R. Hanson
- --------------------------                   ----------------------------------
                                             On behalf of the registrant
                                             and as Executive Vice President
                                             and Chief Financial Officer




       May 11, 1994                            /S/ L. Glynn Riddle, Jr.
- --------------------------                   ----------------------------------
                                             On behalf of the registrant
                                             and as Senior Vice President
                                             and Controller




                                             COMDATA NETWORK, INC.
                                             ---------------------




       May 11, 1994                            /S/ Dennis R. Hanson
- --------------------------                   ----------------------------------
                                             On behalf of the registrant
                                             and as Executive Vice President
                                             and Chief Financial Officer




       May 11, 1994                            /S/ L. Glynn Riddle, Jr.
- --------------------------                   ----------------------------------
                                             On behalf of the registrant
                                             and as Senior Vice President
                                             and Controller