Form 10-Q
period 1994-06-30
COMDATA HOLDINGS CORP
filed 1994-08-11
CIK 814246

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended    June 30, 1994   Commission file number  0-16151/2-66729
                  -------------------                      --------------------


               COMDATA HOLDINGS CORPORATION/COMDATA NETWORK, INC.
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)




     DELAWARE/MARYLAND                                13-3396750/62-0813252
- - -----------------------------------              -------------------------------
  (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                        Identification No.)




   5301 Maryland Way               Brentwood, Tennessee            37027
- - --------------------------------------------------------------------------------
        (Address of principal executive offices)                (Zip Code)



Registrant's telephone number, including area code     (615)  370-7000
                                                   -----------------------------

                                      N/A
- - --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


         Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         YES   X    No
             ------    ------.

         As of August 10, 1994, there were outstanding 14,806,115 shares of Common Stock of Comdata Holdings Corporation, and 1,000 shares of Comdata Network, Inc.

                                     PART I

Item 1.  Financial Statements

                  Comdata Holdings Corporation and Subsidiary
                    Consolidated Balance Sheets (Unaudited)

                                                                                     June 30,                 December 31,
                                                                                       1994                       1993
                                                                                 -----------------         -----------------
                                                                                        (In thousands, except share data)
                                    ASSETS
                                    ------
 Current assets:
 Cash and cash equivalents                                                              $ 15,173                  $ 13,332
 Accounts receivable, less allowance for doubtful accounts $5,666, 1994;
   $6,087, 1993                                                                          137,861                   107,555
 Prepaid expenses and other                                                                1,849                     2,226
                                                                                        --------                  --------
 Total current assets                                                                    154,883                   123,113

 Property and equipment, net of accumulated depreciation                                  10,192                     9,616

 Cost in excess of fair value of net assets acquired, net                                 82,182                    79,618
 Other assets, net                                                                        15,565                    13,824
                                                                                        --------                  --------
                                                                                        $262,822                  $226,171
                                                                                        ========                  ========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
 Current liabilities:
 Drafts payable                                                                         $  6,408                  $  8,211
 Settlements payable                                                                      79,782                    65,897
 Accounts payable                                                                         10,595                    10,410
 Other accrued liabilities                                                                22,111                    17,312
 Customer security deposits                                                                6,409                     6,632
 Current maturities of long-term debt                                                        649                       702
                                                                                        --------                  --------
 Total current liabilities                                                               125,954                   109,164
 Deferred credit                                                                           4,933                     6,125
 Long-term debt, net of current maturities                                               239,450                   230,208
 Stockholders' equity:
 Preferred stock, par value $.01 per share, authorized 5,000,000 shares:
 Series A, issued and outstanding 686,902 shares and 645,902 shares, respectively; stated at liquidation preference, $25 per share plus
   accrued dividends                                                                      17,262                    16,232

 Series B, issued and outstanding 562,033 shares, stated at liquidation
   preference, $100 per share plus accrued dividends                                      67,757                    63,713

 Series C, issued and outstanding 250,500 shares, stated at liquidation
   preference, $100 per share plus accrued dividends                                      30,044                    28,285

 Common stock, par value $.01 per share; authorized 100,000,000 shares;issued and outstanding 14,760,449 and 14,721,929 shares,
   respectively                                                                              148                       147
 Paid-in capital                                                                         102,209                   101,885
 Accumulated deficit                                                                    (324,935)                 (329,588)
                                                                                        --------                  --------
 Total stockholders' equity (deficit)                                                   (107,515)                 (119,326)
                                                                                        --------                  --------
                                                                                        $262,822                  $226,171
                                                                                        ========                  ========

See notes to consolidated financial statements.

                  COMDATA HOLDINGS CORPORATION AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               FOR THE THREE MONTHS ENDED JUNE 30, 1994 and 1993




                                                                                       1994                    1993
                                                                                     --------                --------
                                                                                   (In thousands, except per share data)
 REVENUE
(net of $97 paid to a related party in 1993)                                         $ 60,521                $ 52,001
                                                                                     --------                --------
 OPERATING COSTS:
 Salaries and employee benefits                                                        14,948                  13,350
 Agent commissions                                                                     10,314                   6,733
 Telecommunications (including amounts paid to a related party, $4,255 in
 1994; $2,386 in 1993)                                                                  6,420                   6,724
 Depreciation and amortization                                                          2,210                   3,712
 Other operating costs                                                                 11,169                  10,881
                                                                                     --------                --------
 Total operating costs                                                                 45,061                  41,400
                                                                                     --------                --------

 Income before interest and taxes                                                      15,460                  10,601
 Interest expense                                                                      (7,681)                 (7,522)
 Interest income                                                                            3                       7
                                                                                     --------                --------
 Income before income taxes                                                             7,782                   3,086
 Income tax expense                                                                      (924)                    (75)
                                                                                     --------                --------
 Net income                                                                             6,858                   3,011
 Preferred stock dividend requirement, payable in shares of stock or
 accreting to liquidation preference                                                   (3,463)                 (3,102)
                                                                                     --------                --------
 Net income (loss) for common stock                                                  $  3,395                $    (91)

 EARNINGS PER SHARE:
 Net income                                                                          $   0.22                $   0.21
 Preferred stock dividend requirement                                                   (0.01)                  (0.21)
                                                                                     --------                --------
 Net income (loss) per common and dilutive common equivalent share                   $   0.21                $     --

 Weighted average common and dilutive common equivalent shares                         30,668                  14,433

See notes to consolidated financial statements.

                  COMDATA HOLDINGS CORPORATION AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                FOR THE SIX MONTHS ENDED JUNE 30, 1994 and 1993




                                                                                       1994                    1993
                                                                                     --------                --------
                                                                                     (In thousands, except per share data)
 REVENUE
 (net of $346 paid to a related party in 1993)                                       $117,911                $101,024
                                                                                     --------                --------
 OPERATING COSTS:
 Salaries and employee benefits                                                        29,329                  26,322
 Agent commissions                                                                     19,595                  12,898
 Telecommunications (including amounts paid to a related party, $8,002 in
   1994; $4,560 in 1993)                                                               12,694                  13,012
 Depreciation and amortization                                                          3,993                   7,284
 Other operating costs                                                                 23,622                  20,912
                                                                                     --------                --------
 Total operating costs                                                                 89,233                  80,428
                                                                                     --------                --------

 Income before interest and taxes                                                      28,678                  20,596
 Interest expense                                                                     (15,353)                (15,174)
 Interest income                                                                            7                      26
                                                                                     --------                --------
 Income before income taxes                                                            13,332                   5,448
 Income tax expense                                                                    (1,801)                   (130)
                                                                                     --------                --------
 Net income                                                                            11,531                   5,318
 Preferred stock dividend requirement, payable in shares of stock or
   accreting to liquidation preference                                                 (6,834)                 (6,090)
                                                                                     --------                --------
 Net income (loss) for common stock                                                  $  4,697                $   (772)

 EARNINGS PER SHARE:
 Net income                                                                          $   0.78                $   0.37
 Preferred stock dividend requirement                                                   (0.46)                  (0.42)
                                                                                     --------                --------

 Net income (loss) per common and dilutive common equivalent share                   $   0.32                $  (0.05)

 Weighted average common and dilutive common equivalent shares                         14,845                  14,405

See notes to consolidated financial statements.

                  COMDATA HOLDINGS CORPORATION AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE SIX MONTHS ENDED JUNE 30, 1994 and 1993




                                                                                     1994                   1993
                                                                                   --------               --------
                                                                                            (In thousands)
 Cash flows from operating activities:
 Net income                                                                        $ 11,531               $  5,318
                                                                                   --------               --------

 Adjustments to reconcile net income to net cash provided by (used for)
   operating activities:
 Depreciation and amortization                                                        3,993                  7,284
 Amortization of debt issuance costs and discount                                     1,453                  1,405
 Provision for losses on accounts receivable                                          2,534                  2,728
 Amortization of deferred credit                                                     (1,192)                (1,452)
 Deferred tax benefit                                                                (1,968)                 -
                                                                                   --------               --------
 Total adjustments before changes in
 assets and liabilities                                                               4,820                  9,965
                                                                                   --------               --------
 Change in assets and liabilities, net of effects from purchase business combinations:
 Accounts receivable                                                                (33,166)               (25,743)
 Prepaid expenses and other                                                             377                   (501)
 Drafts and settlements payable                                                      12,082                    112
 Other accrued liabilities                                                            4,764                 (1,315)
 Other                                                                                   29                    151
                                                                                   --------               --------

 Total changes in assets and liabilities net of effects from purchase
   combinations                                                                     (15,914)               (27,296)
                                                                                   --------               --------

 Net cash provided by (used for) operating activities                                   437                (12,013)
                                                                                   --------               --------

 Cash flows from investing activities:
 Capital expenditures                                                                (2,874)                (2,338)
 Payment for purchase business combinations, net of cash acquired                    (3,386)                 -
 Additions to other assets                                                           (1,345)                  (165)
                                                                                   --------               --------
 Net cash used for investing activities                                              (7,605)                (2,503)
                                                                                   --------               --------

 Cash flows from financing activities:
 Proceeds from issuance of common stock                                                 238                     50
 Net borrowings of revolving credit loans                                             8,997                 11,402
 Principal payments on long-term debt and capital leases                               (104)                  (952)
 Payment of debt issuance costs                                                        (122)                  (425)
                                                                                   --------               --------
 Net cash provided by investing activities                                            9,009                 10,075
                                                                                   --------               --------

 Net increase (decrease) in cash & short-term investments                             1,841                 (4,441)

 Cash & cash equivalents, beginning of period                                        13,332                 15,716
                                                                                   --------               --------

 Cash & cash equivalents, end of period                                             $15,173                $11,275
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

                 Because of seasonal and other factors, the earnings for the three month and six month periods ended June 30, 1994 and 1993 should not be taken as an indication of earnings for all or any part of the balance of the year.

2. In February 1994, Network acquired the net assets of RoTec, a software development company with applications for the transportation industry. The purchase price was $0.5 million plus contingent payments of up to $8.8 million to be made over three years based on the earnings of the acquired business. In April 1994, Network acquired the net assets of a service of Western Union Financial Services, Inc. ("Western Union") engaged in providing gaming cash advance services. The purchase price consisted of $3.0 million in cash paid at closing, and up to an additional $.9 million depending upon the future results of the acquired operations. These acquisitions have been accounted for as purchases, and the results of operations of the acquired businesses have been included in the consolidated financial statements from the effective date of the respective acquisitions. The purchase price will be allocated to the net assets acquired based on their fair values. The prior results of operations of the acquired businesses are not material to those of the Company.

3. In May 1994, Network sold the net assets of its breakdown assistance service, which had been a division of the operations acquired in connection with the Saunders purchase in 1993. The sales price consisted of $0.3 million cash and an additional payment equal to the net assets sold, which has been recorded as a reduction of the goodwill related to the Saunders acquisition.
In addition, Network will receive 15% of future revenues, as defined, for a period of three years.

4. The Company's Series A Preferred Stock is convertible into common stock at a price of $10.74 per share, and its Series B and Series C Preferred Stock are convertible into common stock at $6.00 per share. Dividends on the Series A preferred shares are paid in additional shares of Series A Preferred Stock. Dividends on the Series B and Series C preferred shares are currently accreting to the liquidation value of the stock, increasing the number of common shares issuable on conversion. At June 30, 1994, an additional 17.9 million shares of common stock would be issued if all preferred shares were converted.

5. The computation of net income (loss) per share is presented below:

                                                           Three Months Ended                    Six Months Ended
                                                                June 30,                              June 30,
                                                        --------------------------            ----------------------

                                                        1994                 1993             1994             1993
                                                        ----                 ----             ----             ----
                                                                    (in thousands, except per share data)
 Net income (loss)
   Net income (loss)                                   $    6,858        $    3,011          $11,531       $    5,318
     Preferred stock dividend requirement:
       Series A                                              (523)             (463)          (1,031)            (909)
       Series B                                            -                 (1,848)          (4,044)          (3,628)
       Series C                                            -                   (791)          (1,759)          (1,553)
                                                       -----------       ----------          -------       ----------
 Pro forma income (loss) applicable to common
   stock                                               $    6,335        $      (91)         $ 4,697       $     (772)
                                                       ==========        ==========          =======       ==========

 Shares
   Weighted average number of common shares
     outstanding                                           14,757            14,433           14,743           14,405
     Additional shares assuming conversion of:
       Convertible preferred stock:
         Series A                                          -                 -                -                -
         Series B                                          10,952            -                -                -
         Series C                                           4,859            -                -                -
       Stock options                                          100            -                   102           -
                                                       ----------        ----------          -------       ----------
                                                           30,668            14,433           14,845           14,405
                                                       ==========        ==========          =======       ==========

 Net income (loss) per common and dilutive common
   equivalent share                                    $     0.21        $        -          $  0.32       $    (0.05)
                                                       ==========        ==========          =======       ==========

       The effects of assumed conversion of Holdings' convertible preferred stock into common stock, and the elimination of the related dividend requirement, is considered in the computation of earnings per share to the extent that conversion would have a dilutive impact on earnings per share calculations. This determination is made on a period by period basis for each series of preferred stock. The Series B and C preferred stock had a dilutive effect in the three month period ended June 30, 1994, and the conversion of Series B and C preferred stock is assumed for earnings per share calculations for that period. For all other periods presented in this quarterly report on Form 10-Q, the assumed conversion of preferred stock has an antidilutive impact on earnings per share, and is therefore excluded from earnings per share computations.

Item 2. Management's Discussion and Analysis of Financial Condition & Results of Operations.

                 The Company's services may be separated into the following groups: funds transfer and related services for the trucking industry; cash advance services in the gaming industry; and retail check payment services. The following table sets forth revenues in each of these areas for the three month and six month periods ended June 30, 1994 and 1993.


                                                           Three Months Ended                  Six Months Ended
                                                               June 30,                           June 30,
                                                        --------------------------          ----------------------
                                                          1994               1993             1994           1993
                                                          ----               ----             ----           ----
                                                                                (In Thousands)
 Transportation Services
   Funds Transfer Services                               $ 20,575          $ 17,754         $ 40,794         $ 34,880
   Permit Services                                          8,013             6,730           15,056           12,598
   Telecommunication Services                               4,874             4,714            9,248            8,836
   Other                                                    2,555             1,711            4,911            3,196
                                                         --------          --------         --------         --------
                                                           36,017            30,909           70,009           59,510


 Gaming Services                                           22,193            18,145           42,797           35,549
 Retail Services                                            2,311             2,947            5,105            5,965
                                                         --------          --------         --------         --------
 Total Revenue                                           $ 60,521          $ 52,001         $117,911         $101,024
                                                         ========          ========         ========         ========

                 The Company's operating costs, as a percentage of revenue, for such periods were as follows:


                                                           Three Months Ended                  Six Months Ended
                                                               June 30,                           June 30,
                                                        --------------------------          ----------------------

                                                         1994              1993             1994             1993
                                                         ----              ----             ----             ----
 Revenue                                                100.00%           100.00%          100.00%          100.00%

 Salaries and employee benefits                          24.70             25.67            24.87            26.05
 Agent commissions                                       17.04             12.95            16.62            12.77
 Telecommunications                                      10.61             12.93            10.77            12.88
 Depreciation and amortization                            3.65              7.14             3.39             7.21
 Other operating costs                                   18.46             20.92            20.03            20.70
                                                        ------            ------           ------           ------
 Total operating costs                                   74.46             79.61            75.68            79.61
                                                        ------            ------           ------           ------

 Income before interest and taxes                        25.54%            20.39%           24.32%           20.39%
                                                        ======            ======           ======           ======


                             RESULTS OF OPERATIONS

                 Revenue increased from $52.0 million in the second quarter of 1993 to $60.5 million in the second quarter of 1994, an increase of $8.5 million, or 16.4%. For the six months ended June 30, 1994, revenue increased from $101.0 million to $117.9 million, an increase of $16.9 million, or 16.7%. Transportation services revenue increased by $5.1 million, or 16.5%, during the second quarter, and by $10.5 million, or 17.6%, for the six month period. Within transportation services, the largest revenue growth came from funds transfer services, which increased by $2.8 million, or 15.9%, during the second quarter, and by $5.9 million, or 17.0%, during the six month period. In December 1993, Network acquired Saunders, Inc. ("Saunders"), a supplier of fuel purchase, funds transfer, fuel tax, licensing and permit services to the trucking industry. This acquisition accounted for approximately $1.3 million and $2.8 million of the revenue growth in funds transfer services during the three month and six month periods, respectively, with the remainder of the growth due to increases in transactions and rates.

                 Permit services revenue increased from $6.7 million in the second quarter of 1993 to $8.0 million in the second quarter of 1994, an increase of $1.3 million, or 19.1%. During the six month period, permit services revenue increased from $12.6 million to $15.1 million, an increase of $2.5 million, or 19.5%. The Saunders acquisition accounted for revenue growth of approximately $1.0 million and $2.0 million in the three month and six month periods, respectively.

                 Telecommunications services revenue increased by $0.2 million, or 3.4%, compared to the second quarter of 1993, and by $0.4 million, or 4.7%, during the six month period. These increases were primarily due to the introduction of a new debit card service.

                 Revenue from other transportation services increased by $0.8 million, or 49.3%, during the second quarter, and by $1.7 million, or 53.7%, during the six month period. Revenue from software sales accounted for increased revenue of approximately $0.8 million and $1.1 million during the three month and six month periods. These revenue increases are primarily due to the RoTec acquisition.

                 Gaming services revenue increased during the second quarter of 1994 by $4.0 million, or 22.3%, and by $7.2 million, or 20.4%, during the six month period, primarily due to increases in the number of transactions at gaming establishments. Growth in gaming at nontraditional locations, such as riverboats and Indian reservations, has helped increase these transactions. These increases have offset the effects of a reduction in revenue from nongaming locations resulting from MasterCard and VISA regulations limiting the Company's ability to do business in nongaming locations. Revenues from nongaming locations were approximately $0.8 million lower during the second quarter of 1994, and were $1.4 million lower during the six month period.

                 Revenue from retail services decreased by $0.6 million, or 21.6%, during the second quarter, and by $0.9 million, or 14.4%, during the six month period. The decline is the result of the loss of the Company's largest retail customer. Annual revenues from this customer were approximately $2.0 million.

                 Salaries and employee benefits increased by $1.6 million, or 12.0%, during the second quarter, and by $3.0 million, or 11.4%, during the six month period. This increase was primarily due to the Saunders and RoTec acquisitions, which added $1.4 million and $2.8 million to salaries and employee benefits expense during the three month and six month periods, respectively.

                 Agent commissions increased from $6.7 million during the second quarter of 1993 to $10.3 million during the second quarter of 1994, an increase of $3.6 million, or 53.2%. During the six month period, agent commissions increased from $12.9 million to $19.6 million, an increase of $6.7 million, or 51.9%. These commissions are paid to locations offering gaming cash advance services. This increase was the result of increases in the number of gaming transactions, as discussed above, and increases in the rates paid for these commissions, in response to competitive pressures.

                 Telecommunications expense was approximately $0.3 million lower in both the three month and six month periods, compared to 1993. Rate reductions negotiated at the end of 1993 offset the increases from increased transactions to keep this cost approximately equal to 1993 amounts.

                 Depreciation and amortization expense decreased from $3.7 million in the second quarter of 1993 to $2.2 million in the second quarter of 1994, and decreased from $7.3 million to $4.0 million in the six month period, due to lower amortization charges for goodwill and other intangible assets that were written off at the end of 1993. As discussed in the consolidated financial statements for 1993 and the 1993 10-K, the Company wrote off approximately $230 million in goodwill and other intangibles related to its transportation and retail division based on its assessment of the future operations of the related divisions. The effect of this write-off in 1993 was to reduce amortization charges in the second quarter and six month periods by approximately $2.0 million and $4.0 million, respectively.

                 Other operating costs increased from $10.9 million in the second quarter of 1993 to $11.2 million in the second quarter of 1994, an increase of $0.3 million, or 2.6%. During the six month period, other operating costs increased from $20.9 million to $23.6 million, an increase of $2.7 million, or 13.0%. During the first quarter of 1994, the Company incurred expenses of approximately $1.2 million with a consulting firm to assist it in evaluating the efficiency of its work force and procedures. Reductions in salaries and benefits have been realized as a result of workforce reductions that resulted from this evaluation. The remaining increase in other operating costs is primarily related to the acquisitions of Saunders and RoTec.

                 Interest expense, net of interest income, was $7.5 million in the second quarter of 1993, and $7.7 million in the second quarter of 1994. Interest expense net, was $15.1 million in the six months ended June 30, 1993, and $15.3 million in the six months ended June 30, 1994. Interest on borrowings for the Saunders, RoTec, and Western Union acquisitions have offset interest savings resulting from reductions in debt from operating cash flows.

                 Income tax expense increased approximately $0.8 million during the second quarter of 1994, and $1.7 million during the six month period. The Company's net operating loss carryforwards, which totaled approximately $12 million at December 31, 1993, are expected to be fully utilized during 1994, resulting in an increase in income tax expense.

                        LIQUIDITY AND CAPITAL RESOURCES

                 Network's Revolving Credit Facility provides for revolving credit loans and letters of credit aggregating up to $50.0 million, with a $25.0 million sublimit for letters of credit. In December 1994, the total amount of the Revolving Credit Facility will be reduced by $12.5 million to $37.5 million. As of June 30, 1994, there were outstanding loans under the Revolving Credit Facility of $22.0 million and letters of credit totaling $13.2 million. Network is not required to make any scheduled principal repayments on its senior bank debt or subordinated debt until December 1995, when the Revolving Credit Facility terminates. In June 1995, Network is required to repay a $5.7 million note. In addition, $6.2 million of 11% Junior Subordinated Notes mature in October 1997. Scheduled payments on Network's 12.5% Senior Notes begin in 1998.

                 Network's obligations under the Revolving Credit Facility are secured by substantially all the assets of Network and its subsidiaries, are guaranteed by Comdata and bear interest at prime plus 1.75% or an adjusted Eurodollar rate plus 3%. The amount of credit available under this arrangement is subject to limitations based on the amount and nature of outstanding receivables.

                 The Revolving Credit Facility has provisions that require Network to maintain and transfer excess cash balances, as defined, into bank accounts managed by the lenders. Such lenders have certain discretionary rights to apply such cash balances against Network's outstanding loan amounts. At June 30, 1994, Network had $15.7 million in these accounts. Network, on a daily basis, monitors its cash position and makes transfers and other transactions necessary to comply with these provisions of the Revolving Credit Facility.

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

                 The Revolving Credit Facility and the indentures governing the Senior Notes and Senior Subordinated Debentures contain certain covenants that limit or prohibit, among other things, Comdata's ability to incur additional indebtedness, to pay dividends or make other distributions, to engage in certain transactions with affiliates, to issue or sell stock of subsidiaries to third parties, to repay certain indebtedness prior to its stated maturity, to create liens, to sell assets, to make certain capital expenditures, to enter into a transaction that would result in a change of control, to incur certain subordinated debt and to merge or consolidate with or to acquire any other business. In addition, the Revolving Credit Facility requires the Company to maintain certain specified financial ratios. As of June 30, 1994, the Company was required to maintain a tangible net worth deficit of less than $197.1 million, an interest coverage ratio in excess of 1.75 to 1, a current ratio in excess of 0.93 to 1, and a debt to net worth ratio not to exceed 2.50 to 1, all as defined. As of June 30, 1994, the Company was in compliance with all covenants and ratios, and its actual measures under these financial ratio covenants were as follows: tangible net worth deficit, $189.9 million; interest coverage ratio, 1.99 to 1; current ratio, 1.05 to 1; debt to net worth ratio, 2.02 to 1.

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

Accounts Receivable

                 In accordance with the Company's revenue recognition policy, revenue from the Company's funds transfer, regulatory permit and gaming cash advance services consists of the transaction fees charged to customers and does not include the cost of goods or services provided by the Company (e.g., fuel purchased, permit provided or cash advanced). The Company's accounts receivable include both the cost of the goods and services provided and the transaction fees, and drafts and settlements payable include the amount due to the issuing agent for the cost of the goods and services. Accounts receivable, net, increased by $30.3 million, or 28.2%, between the end of 1993 and June 30, 1994. Total revenue increased by 16.7% during the six months ended June 30, 1994, as compared to the same period in the prior year. For the six months ended June 30, 1994, the average days in accounts receivable outstanding, calculated based on the average accounts receivable outstanding for such period, was approximately 6.16 days. Because the Company does not recognize the entire amount of accounts receivable for settled transactions as revenue, management believes that the average days in accounts receivable are appropriately measured by the amounts transferred through its cash advance system.

Cash Flow

                 Comdata's principal source of internal liquidity has historically been its cash flow from operations. In 1994, operating activities provided $0.4 million. In 1993, operating activities used $12.0 million of cash, primarily due to increases in accounts receivable. The consolidated statement of cash flows is substantially affected by the particular day of the week on which the accounting period ends, primarily because of the large volume of weekend transactions in gaming services. In addition, the volume of funds transferred by Comdata for its customers is very high relative to the average level of accounts receivable.

Finally, small changes in the timing of customer remittances may have a relatively greater effect on the amounts of accounts receivable.

                 Net cash used for investing activities in 1994 and 1993 was $7.6 million and $2.5 million, respectively. These amounts primarily represent payment for purchase business combinations, capital expenditures and additions to other assets.

                 Financing activities provided $9.0 million of cash in 1994 and $10.1 million of cash in 1993, primarily consisting of net borrowings under the Revolving Credit Facility.

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


                                             COMDATA HOLDINGS CORPORATION




         August 11, 1994                    /S/ Dennis R. Hanson
- - ----------------------------------        -----------------------------------
                                          On behalf of the registrant
                                          and as Executive Vice President
                                          and Chief Financial Officer




         August 11, 1994                    /S/ L. Glynn Riddle, Jr.
- - ----------------------------------        -----------------------------------
                                          On behalf of the registrant
                                          and as Senior Vice President
                                          and Controller




                                          COMDATA NETWORK, INC
                                          --------------------




         August 11, 1994                    /S/ Dennis R. Hanson
- - ----------------------------------        -----------------------------------
                                          On behalf of the registrant
                                          and as Executive Vice President
                                          and Chief Financial Officer




         August 11, 1994                    /S/ L. Glynn Riddle, Jr.
- - ----------------------------------        -----------------------------------
                                          On behalf of the registrant
                                          and as Senior Vice President
                                          and Controller