Form 10-Q
period 1994-09-30
COMDATA HOLDINGS CORP
filed 1994-11-09
CIK 814246

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended September 30, 1994  Commission file number 0-16151/2-66729
                  ------------------                         ---------------


              COMDATA HOLDINGS CORPORATION/COMDATA NETWORK, INC.
- - - --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



         DELAWARE/MARYLAND                           13-3396750/62-0813252
- - - -----------------------------------          -----------------------------------
  (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                      Identification No.)



      5301 Maryland Way            Brentwood, Tennessee            37027
- - - --------------------------------------------------------------------------------
         (Address of principal executive offices)                (Zip Code)



Registrant's telephone number, including area code     (615)  370-7000
                                                   -----------------------------


                                     N/A
- - - --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.



Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X    No    .
     ---      ---

As of October 27, 1994, there were outstanding 14,841,248 shares of Common Stock of Comdata Holdings Corporation, and 1,000 shares of Comdata Network, Inc.

                                    PART I

Item 1.  Financial Statements

                 Comdata Holdings Corporation and Subsidiary
                   Consolidated Balance Sheets (Unaudited)

                                                                                         September 30,             December 31,
                                                                                             1994                     1993
                                                                                         -------------             ------------
                                                                                           (In thousands, except share data)
                                    ASSETS
                                    ------
 Current assets:
   Cash and cash equivalents                                                              $ 14,129                  $ 13,332
   Accounts receivable, less allowance for doubtful
     accounts $5,831, 1994; $6,087, 1993                                                   135,134                   107,555
   Prepaid expenses and other                                                                1,824                     2,226
                                                                                          --------                  --------
     Total current assets                                                                  151,087                   123,113
 Property and equipment, net of accumulated depreciation                                    10,425                     9,616
 Cost in excess of fair value of net assets acquired, net                                   81,585                    79,618
 Other assets, net                                                                          15,550                    13,824
                                                                                          --------                  --------
                                                                                          $258,647                  $226,171
                                                                                          ========                  ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
 Current liabilities:
   Drafts payable                                                                         $  6,508                  $  8,211
   Settlements payable                                                                      82,592                    65,897
   Accounts payable                                                                         10,467                    10,410
   Other accrued liabilities                                                                28,488                    17,312
   Customer security deposits                                                                6,392                     6,632
   Current maturities of long-term debt                                                      5,965                       702
                                                                                          --------                  --------
     Total current liabilities                                                             140,412                   109,164
 Deferred credit                                                                             4,337                     6,125
 Long-term debt, net of current maturities                                                 212,406                   230,208

 Stockholders' equity:
 Preferred stock, par value $.01 per share,
   authorized 5,000,000 shares:
      Series A, issued and outstanding 686,902 shares
        and 645,902 shares, respectively; stated at
        liquidation preference, $25 per share plus
        accrued dividends                                                                   17,173                    16,232
      Series B, issued and outstanding 562,033 shares,
        stated at liquidation preference, $100 per
        share plus accrued dividends                                                        69,874                    63,713
      Series C, issued and outstanding 250,500 shares,
        stated at liquidation preference, $100 per
        share plus accrued dividends                                                        30,964                    28,285
 Common stock, par value $.01 per share; authorized
   100,000,000 shares;issued and outstanding
   14,806,116 and 14,721,929 shares, respectively                                              148                       147
 Paid-in capital                                                                           102,483                   101,885
 Accumulated deficit                                                                      (319,150)                 (329,588)
                                                                                          --------                  --------
   Total stockholders' equity (deficit)                                                    (98,508)                 (119,326)
                                                                                          --------                  --------
                                                                                          $258,647                  $226,171
                                                                                          ========                  ========

 See notes to consolidated financial statements.

                  COMDATA HOLDINGS CORPORATION AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1994 and 1993




                                                                                        1994                    1993
                                                                                      -------                 -------
                                                                                   (In thousands, except per share data)
 REVENUE                                                                              $63,593                 $55,961
                                                                                      -------                 -------

 OPERATING COSTS:
 Salaries and employee benefits                                                        14,960                  13,387
 Agent commissions                                                                     12,096                   8,764
 Telecommunications (including amounts paid to
 a related party, $4,019 in 1994; $3,271 in 1993)                                       5,955                   6,834
 Depreciation and amortization                                                          2,146                   3,773
 Other operating costs                                                                 11,285                  11,276
                                                                                      -------                 -------
 Total operating costs                                                                 46,442                  44,034
                                                                                      -------                 -------

 Income before interest and taxes                                                      17,151                  11,927
 Interest expense                                                                      (7,680)                 (7,635)
 Interest income                                                                            1                       3
                                                                                      -------                 -------
 Income before income taxes                                                             9,472                   4,295
 Income tax expense                                                                      (797)                   (105)
                                                                                      -------                 -------
 Net income                                                                             8,675                   4,190
 Preferred stock dividend requirement, payable
 in shares of stock or accreting to liquidation preference                             (2,948)                 (3,198)
                                                                                      -------                 -------
 Net income for common stock                                                          $ 5,727                 $   992

 EARNINGS PER SHARE:
 Net income per common and dilutive common equivalent share                           $  0.26                 $  0.07

 Weighted average common and common equivalent shares
                                                                                       32,791                  14,459


See notes to consolidated financial statements.

                  COMDATA HOLDINGS CORPORATION AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 and 1993




                                                                                       1994                    1993
                                                                                     --------                --------
                                                                                   (In thousands, except per share data)
 REVENUE  (net of $346 paid to a related party in 1993)                              $181,504                $156,985
                                                                                     --------                --------

 OPERATING COSTS:
 Salaries and employee benefits                                                        44,289                  39,708
 Agent commissions                                                                     31,691                  21,663
 Telecommunications (including amounts paid to
   a related party, $12,021 in 1994; $7,831 in 1993)                                   18,649                  19,846
 Depreciation and amortization                                                          6,139                  11,057
 Other operating costs                                                                 34,907                  32,187
                                                                                     --------                --------
 Total operating costs                                                                135,675                 124,461
                                                                                     --------                --------

 Income before interest and taxes                                                      45,829                  32,524
 Interest expense                                                                     (23,033)                (22,810)
 Interest income                                                                            8                      29
                                                                                     --------                --------
 Income before income taxes                                                            22,804                   9,743
 Income tax expense                                                                    (2,598)                   (235)
                                                                                     --------                --------
 Net income                                                                            20,206                   9,508
 Preferred stock dividend requirement, payable in shares
   of stock or accreting to liquidation preference                                     (9,782)                 (9,289)
                                                                                     --------                --------
 Net income for common stock                                                         $ 10,424                $    219

 EARNINGS PER SHARE:
 Net income per common and dilutive common equivalent share                          $   0.63                $   0.02

 Weighted average common and dilutive common equivalent shares                         30,813                  14,423


See notes to consolidated financial statements.

                  COMDATA HOLDINGS CORPORATION AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 and 1993




                                                                                    1994                  1993
                                                                                  --------              --------
                                                                                          (In thousands)
 Cash flows from operating activities:
   Net income                                                                     $ 20,206              $  9,508
                                                                                  --------              --------

 Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                                   6,139                11,057
     Amortization of debt issuance costs and discount                                2,197                 2,134
     Provision for losses on accounts receivable                                     3,943                 3,931
     Amortization of deferred credit                                                (1,788)               (2,178)
     Deferred tax benefit                                                           (1,968)                 -
                                                                                  --------              --------
     Total adjustments before changes in
       assets and liabilities                                                        8,523                14,944
                                                                                  --------              --------
     Change in assets and liabilities, net of effects
       from purchase business combinations:
         Accounts receivable                                                       (31,848)              (25,553)
         Prepaid expenses and other                                                    402                  (706)
         Drafts and settlements payable                                             14,992                  (904)
         Other accrued liabilities                                                  10,996                 6,912
         Other                                                                          (9)                  153
                                                                                  --------              --------

     Total changes in assets and liabilities net of
       effects from purchase combinations                                           (5,467)              (20,098)
                                                                                  --------              --------

 Net cash provided by operating activities                                          23,262                 4,354
                                                                                  --------              --------

 Cash flows from investing activities:
   Capital expenditures                                                             (4,263)               (5,255)
   Proceeds from sale of property                                                     -                       91
   Payment for purchase business combinations, net of cash acquired                 (3,380)                 -
   Additions to other assets                                                        (2,194)               (1,156)
                                                                                  --------              --------
 Net cash used for investing activities                                             (9,837)               (6,320)
                                                                                  --------              --------

 Cash flows from financing activities:
   Proceeds from issuance of common stock                                              512                   126
   Net payments of revolving credit loans                                          (12,843)                 (142)
   Principal payments on long-term debt and capital leases
                                                                                      (154)                 (952)
   Payment of debt issuance costs                                                     (143)                 (535)
                                                                                  --------              --------
 Net cash used for financing activities                                            (12,628)               (1,503)
                                                                                  --------              --------

 Net increase (decrease) in cash & cash equivalents                                    797                (3,469)

 Cash & cash equivalents, beginning of period                                       13,332                15,716
                                                                                  --------              --------

 Cash & cash equivalents, end of period                                           $ 14,129              $ 12,247
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

                 Because of seasonal and other factors, the earnings for the three month and nine month periods ended September 30, 1994 and 1993 should not be taken as an indication of earnings for all or any part of the balance of the year.

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

4. The Company's Series A Preferred Stock is convertible into common stock at a price of $10.72 per share, and its Series B and Series C Preferred Stock are convertible into common stock at $6.00 per share. Dividends on the Series B and Series C preferred shares are currently accreting to the liquidation value of the stock, increasing the number of common shares issuable on conversion. At September 30, 1994, an additional 18.4 million shares of common stock would be issued if all preferred shares were converted.

                 Dividends on the Series A preferred shares were payable in additional shares of Series A Preferred Stock through June 15, 1994. In September 1994, Comdata and LDDS Communications, Inc. ("LDDS"), which owns the outstanding Series A Preferred Stock and provides long-distance telecommunications services to the Company, agreed to eliminate future dividends or the Series A Preferred Stock after June 15, 1994. In return, the Company has agreed to extend the terms of its contract with LDDS for telecommunications services.

5.               The computation of net income per share is presented below:

                                                         Three Months Ended               Nine Months Ended
                                                            September 30,                   September 30,
                                                         ------------------             ---------------------

                                                         1994          1993             1994             1993
                                                         ----          ----             ----             ----
                                                               (In thousands, except per share data)
 Net income                                            $ 8,675       $ 4,190          $20,206          $ 9,508
 Preferred stock dividend requirement:
   Series A                                               -             (476)            (941)          (1,386)
   Series B                                               -           (1,906)            -              (5,534)
   Series C                                               -             (816)            -              (2,369)
                                                       -------       -------          -------          -------
 Pro forma income applicable to common stock
                                                       $ 8,675       $   992          $19,265          $   219
                                                       =======       =======          =======          =======

 Shares
   Weighted average number of common
     shares outstanding                                 14,790        14,459           14,760           14,423
   Additional shares assuming conversion of:
     Convertible preferred stock:
       Series A                                          1,602          -                 622             -
       Series B                                         11,293          -              10,619             -
       Series C                                          5,007          -               4,714             -
       Stock options                                        99          -                  98             -
                                                       -------       -------          -------          -------
                                                        32,791        14,459           30,813           14,423
                                                       =======       =======          =======          =======

 Net income per common and common
   equivalent share                                    $  0.26       $  0.07          $  0.63          $  0.02
                                                       =======       =======          =======          =======

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

Item 2. Management's Discussion and Analysis of Financial Condition & Results of Operations.

                 The Company's services may be separated into the following groups: funds transfer and related services for the trucking industry; cash advance services in the gaming industry; and retail check payment services. The following table sets forth revenues in each of these areas for the three month and nine month periods ended September 30, 1994 and 1993.

                                                          Three Months Ended              Nine Months Ended
                                                            September 30,                   September 30,
                                                          ----------------             ---------------------

                                                          1994        1993             1994             1993
                                                          ----        ----             ----             ----
                                                                          (In thousands)
 Transportation Services
   Funds Transfer Services                              $20,601     $18,351          $61,395          $53,231
   Permit Services                                        7,519       6,599           22,575           19,196
   Telecommunication Services                             4,721       4,734           13,969           13,571
   Other                                                  2,623       2,469            7,534            5,665
                                                        -------     -------         --------         --------
                                                         35,464      32,153          105,473           91,663


 Consumer and Gaming Services                            25,899      20,919           68,696           56,469
 Retail Services                                          2,230       2,889            7,335            8,853
                                                        -------     -------         --------         --------
 Total Revenue                                          $63,593     $55,961         $181,504         $156,985
                                                        =======     =======         ========         ========


                 The Company's operating costs, as a percentage of revenue, for such periods were as follows:


                                                          Three Months Ended                  Nine Months Ended
                                                             September 30,                      September 30,
                                                         ----------------------             ---------------------

                                                         1994              1993             1994             1993
                                                         ----              ----             ----             ----
 Revenue                                                100.00%           100.00%          100.00%          100.00%

 Salaries and employee benefits                          23.52             23.92            24.40            25.30
 Agent commissions                                       19.02             15.66            17.46            13.80
 Telecommunications                                       9.36             12.21            10.28            12.64
 Depreciation and amortization                            3.38              6.74             3.38             7.04
 Other operating costs                                   17.75             20.16            19.23            20.50
                                                        ------            ------           ------           ------
 Total operating costs                                   73.03             78.69            74.75            79.28
                                                        ------            ------           ------           ------

 Income before interest and taxes                        26.97%            21.31%           25.25%           20.72%
                                                        ======            ======           ======           ======


                             RESULTS OF OPERATIONS

                 Revenue increased from $56.0 million in the third quarter of 1993 to $63.6 million in the third quarter of 1994, an increase of $7.6 million, or 13.6%. For the nine months ended September 30, 1994, revenue increased from $157.0 million to $181.5 million, an increase of $24.5 million, or 15.6%. Transportation services revenue increased by $3.3 million, or 10.3%, during the third quarter, and by $13.8 million, or 15.1%, for the nine month period. Within transportation services, the largest revenue growth came from funds transfer services, which increased by $2.3 million, or 12.3%, during the third quarter, and by $8.2 million, or 15.3%, during the nine month period. This revenue growth is primarily due to increases in the number of transactions completed during the periods. These transaction increases were the result of growth in the core funds transfer business and the acquisition of Saunders, Inc., in December 1993.

                 Permit services revenue increased from $6.6 million in the third quarter of 1993 to $7.5 million in the third quarter of 1994, an increase of $.9 million, or 13.9%. During the nine month period, permit services revenue increased from $19.2 million to $22.6 million, an increase of $3.4 million, or 17.6%. This revenue growth is due to increases in the number of transactions completed during the periods, primarily the result of the acquisition of Saunders, Inc., in December 1993.

                 Telecommunications services revenue was approximately $4.7 million in each of the three month periods ended September 30, and increased by $.4 million, or 2.9%, during the nine month period.

                 Revenue from other transportation services increased by $.2 million, or 6.2%, during the third quarter, and by $1.9 million, or 33.0%, during the nine month period. Revenue from software sales accounted for increased revenue of approximately $.7 million and $1.8 million during the three month and nine month periods. These revenue increases are primarily due to the RoTec acquisition. The revenue increases from software sales were partially offset by revenue decreases of $0.7 million in the three month period and nine month period from the Company's in cab communication service, which has been discontinued.

                 Consumer and gaming services revenue increased during the third quarter of 1994 by $5.0 million, or 23.8%, and by $12.2 million, or 21.7%, during the nine month period, primarily due to increases in the number of transactions at gaming establishments. Growth in gaming at nontraditional locations, such as riverboats and Indian reservations, has helped increase these transactions. These increases have offset the effects of a reduction in revenue from nongaming locations resulting from MasterCard and VISA regulations limiting the Company's ability to do business in nongaming locations. Revenues from nongaming locations were approximately $0.8 million lower during the third quarter of 1994, and were $2.2 million lower during the nine month period.

                 Revenue from retail services decreased by $.7 million, or 22.8%, during the third quarter, and by $1.5 million, or 17.1%, during the nine month period. The decline is the result of the loss of the Company's largest retail customer. Annual revenues from this customer were approximately $2.0 million.

                 Salaries and employee benefits increased by $1.6 million, or 11.8%, during the third quarter, and by $4.6 million, or 11.5%, during the nine month period. This increase was primarily due to the Saunders and RoTec acquisitions, which added $1.5 million and $4.3 million to salaries and employee benefits expense during the three month and nine month periods, respectively.

                 Agent commissions increased from $8.8 million during the third quarter of 1993 to $12.1 million during the third quarter of 1994, an increase of $3.3 million, or 38.0%. During the nine month period, agent commissions increased from $21.7 million to $31.7 million, an increase of $10.0 million, or 46.3%. These commissions are paid to locations offering gaming cash advance services. This increase was the result of increases in the number of gaming transactions, as discussed above, and increases in the rates paid for these commissions, in response to competitive pressures.

                 Telecommunications expense was approximately $.9 and $1.2 million lower in the three month and nine month periods, respectively, compared to 1993. Rate reductions negotiated at the end of 1993 offset the increases from increased transactions.

                 Depreciation and amortization expense decreased from $3.8 million in the third quarter of 1993 to $2.1 million in the third quarter of 1994, and decreased from $11.1 million to $6.1 million in the six month period, due to lower amortization charges for goodwill and other intangible assets that were written off at the end of 1993. As discussed in the consolidated financial statements for 1993 and the 1993 10-K, the Company wrote off approximately $230 million in goodwill and other intangibles related to its transportation and retail division based on its assessment of the future operations of the related divisions. The effect of this write-off in 1993 was to reduce amortization charges in the third quarter and nine month periods by approximately $2.0 million and $6.0 million, respectively.

                 Other operating costs were $11.3 million in the third quarter of 1994 and the third quarter of 1993. During the nine month period, other operating costs increased from $32.2 million to $34.9 million, an increase of $2.7 million, or 8.5%. During the first quarter of 1994, the Company incurred expenses of approximately $1.2 million with a consulting firm to assist it in evaluating the efficiency of its work force and procedures. Reductions in salaries and benefits have been realized as a result of workforce reductions that resulted from this evaluation. The remaining increase in other operating costs is primarily related to the acquisitions of Saunders and RoTec.

                 Interest expense was $7.6 million in the third quarter of 1993, and $7.7 million in the third quarter of 1994. Interest expense was $22.8 million in the nine months ended September 30, 1993, and $23.0 million in the nine months ended September 30, 1994. Interest on borrowings for the Saunders, RoTec, and Western Union acquisitions have offset interest savings resulting from reductions in debt from operating cash flows.

                 Income tax expense increased approximately $.7 million during the third quarter of 1994, and $2.4 million during the nine month period. The Company's net operating loss carryforwards, which totaled approximately $12 million at December 31, 1993, are expected to be fully utilized during 1994, resulting in an increase in income tax expense.

                        LIQUIDITY AND CAPITAL RESOURCES

                 Network's Revolving Credit Facility provides for revolving credit loans and letters of credit aggregating up to $50.0 million, with a $25.0 million sublimit for letters of credit. At December 31, 1994, the total amount of the Revolving Credit Facility will be reduced by $12.5 million to $37.5 million. As of September 30, 1994, there were outstanding loans under the Revolving Credit Facility of $.2 million and letters of credit totaling $10.5 million. Network is not required to make any scheduled principal repayments on its senior bank debt or subordinated debt until December 1995, when the Revolving Credit Facility terminates. In June 1995, Network is required to repay a $5.7 million note. In addition, $6.2 million of 11% Junior Subordinated Notes mature in October 1997. Scheduled payments on Network's 12.5% Senior Notes begin in 1998.

                 Network's obligations under the Revolving Credit Facility are secured by substantially all the assets of Network and its subsidiaries, are guaranteed by Comdata and bear interest at prime plus 1.75% or an adjusted Eurodollar rate plus 3%. The amount of credit available under this arrangement is subject to limitations based on the amount and nature of outstanding receivables.

                 The Revolving Credit Facility has provisions that require Network to maintain and transfer excess cash balances, as defined, into bank accounts managed by the lenders. Such lenders have certain discretionary rights to apply such cash balances against Network's outstanding loan amounts. At September 30, 1994, Network had $13.3 million in these accounts. Network monitors its cash position on a daily basis and makes transfers and other transactions necessary to comply with these provisions of the Revolving Credit Facility.

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

                 The Revolving Credit Facility and the indentures governing the Senior Notes and Senior Subordinated Debentures contain certain covenants that limit or prohibit, among other things, Comdata's ability to incur additional indebtedness, to pay dividends or make other distributions, to engage in certain transactions with affiliates, to issue or sell stock of subsidiaries to third parties, to repay certain indebtedness prior to its stated maturity, to create liens, to sell assets, to make certain capital expenditures, to enter into a transaction that would result in a change of control, to incur certain subordinated debt and to merge or consolidate with or to acquire any other business. In addition, the Revolving Credit Facility requires the Company to maintain certain specified financial ratios. As of September 30, 1994, the Company was required to maintain a tangible net worth deficit of less than $190.3 million, an interest coverage ratio in excess of
1.85 to 1, a current ratio in excess of 1.00 to 1, and a debt to net worth ratio not to exceed 2.25 to 1, all as defined. As of September 30, 1994, the Company was in compliance with all covenants and ratios, and its actual measures under these financial ratio covenants were as follows: tangible net worth deficit, $180.4 million; interest coverage ratio, 2.11 to 1; current ratio, 1.07 to 1; debt to net worth ratio, 1.74 to 1.

Working Capital

                 The Company's principal uses of funds for the next several years will be for working capital, for debt service and for capital expenditures consisting of routine replacements of field computer equipment and back office equipment. New services offered by the Company will require additional investments in working capital to fund growth in accounts receivable. Management believes that funds generated from operations and borrowed under the Revolving Credit Facility should provide sufficient cash to meet the Company's anticipated liquidity needs, even with the reduction in December 1994 of the total amount of the Revolving Credit Facility by $12.5 million.

Accounts Receivable

                 In accordance with the Company's revenue recognition policy, revenue from the Company's funds transfer, regulatory permit and gaming cash advance services consists of the transaction fees charged to customers and does not include the cost of goods or services provided by the Company (e.g., fuel purchased, permit provided or cash advanced). The Company's accounts receivable include both the cost of the goods and services provided and the transaction fees, and drafts and settlements payable include the amount due to the issuing agent for the cost of the goods and services. Accounts receivable, net, increased by $27.6 million, or 25.6%, between the end of 1993 and September 30, 1994. Total revenue increased by 15.6% during the nine months ended September 30, 1994, as compared to the same period in the prior year.
For the nine months ended September 30, 1994, the average days in accounts receivable outstanding, calculated based on the average accounts receivable outstanding for such period, was approximately 6.11 days. Because the Company does not recognize the entire amount of accounts receivable for settled transactions as revenue, management believes that the average days in accounts receivable are appropriately measured by the amounts transferred through its cash advance system.

Cash Flow

                 Comdata's principal source of internal liquidity has historically been its cash flow from operations. During the nine months ended September 30, 1994 and 1993, operating activities provided $23.3 million and $4.4 million, respectively. The consolidated statement of cash flows is substantially affected by the particular day of the week on which the accounting period ends, primarily because of the large volume of weekend transactions in gaming services. In addition, the volume of funds transferred by Comdata for its customers is very high relative to the average level of accounts receivable. Finally, small changes in the timing of customer remittances may have a relatively greater effect on the amounts of accounts receivable.

                 Net cash used for investing activities in the nine month periods for 1994 and 1993 was $9.8 million and $6.3 million, respectively. These amounts primarily represent payment for purchase business combinations, capital expenditures and additions to other assets.

                 Financing activities used $12.6 million of cash in 1994 and $1.5 million of cash in 1993, primarily consisting of net payments under the Revolving Credit Facility.

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


                                                            COMDATA HOLDINGS CORPORATION
                                                            ----------------------------




         November 9, 1994                                   /S/ Dennis R. Hanson
         ----------------                                   -------------------------------
                                                            On behalf of the registrant
                                                            and as Executive Vice President
                                                            and Chief Financial Officer




         November 9, 1994                                   /S/ L. Glynn Riddle, Jr.
         ----------------                                   -------------------------------
                                                            On behalf of the registrant
                                                            and as Senior Vice President
                                                            and Controller




                                                            COMDATA NETWORK, INC.
                                                            ---------------------




         November 9, 1994                                   /S/ Dennis R. Hanson
         ----------------                                   -------------------------------
                                                            On behalf of the registrant
                                                            and as Executive Vice President
                                                            and Chief Financial Officer




         November 9, 1994                                   /S/ L. Glynn Riddle, Jr.
         ----------------                                   -------------------------------
                                                            On behalf of the registrant
                                                            and as Senior Vice President
                                                            and Controller

                                EXHIBIT INDEX


Exhibit Number          Description
- - - --------------          -----------

    EX-27               Financial Data Schedule (for the SEC use only)