Form 10-K
period 1994-12-31
COMDATA HOLDINGS CORP
filed 1995-03-03
CIK 814246

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K


/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1994
                          -----------------
         or
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 [NO FEE REQUIRED] FOR THE TRANSITION PERIOD
         FROM       TO      .
              -----    -----


Comdata Holdings Corporation                Comdata Network, Inc.
Commission file number:  0-16151            Commission file number:  2-66729

                         COMDATA HOLDINGS CORPORATION
                            COMDATA NETWORK, INC.
         (Exact name of each registrant as specified in its charter)

 Comdata Holdings Corporation                  Comdata Holdings Corporation
           Delaware                                      13-3396750
       Comdata Network, Inc.                        Comdata Network, Inc.
           Maryland                                      62-0813252
(State or other jurisdiction of            (I.R.S. Employer Identification Nos.)
incorporation or organization)

          5301 Maryland Way
          Brentwood, Tennessee                                37027
(Address of principal executive offices)                   (Zip Code)

Registrants' telephone number, including area code:  (615) 370-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                   Name of each exchange on which registered
- -------------------                 -----------------------------------------

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


         The aggregate market value of the voting stock held by non-affiliates of Comdata Holdings Corporation was $136,000,000 as of February 14, 1995, based upon the closing price of such stock as reported in the National Market System of the National Association of Securities Dealers Automated Quotations System ("NASDAQ") on that day.

         As of February 14, 1995, there were outstanding 16,563,683 shares of Common Stock of Comdata Holdings Corporation. As of such date, 1,000 shares of Common Stock of Comdata Network, Inc. were outstanding.

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

         Comdata is a leading provider of transaction processing services to the trucking and gaming markets. By means of its proprietary computerized telecommunications network, in 1994 the Company processed approximately 35.8 million funds transfer transactions for the transportation industry and approximately 6.6 million cash advance transactions at gaming locations and transferred in excess of $8.4 billion over its network. The Company believes that a substantial portion of its revenue in 1994 was generated from markets in which the Company is one of the leading providers.

         Comdata is also a primary provider of funds transfer and regulatory permit services to the trucking industry. Comdata's funds transfer services are available at numerous truck stops and other locations. Other trucking company services include debit card issuance and authorization, telephone services and backhaul information, all of which make use of the information processing or telecommunications capabilities of the Company's network.

         Comdata is also a leading provider of financial services to the gaming industry, including cash advance services using credit cards and debit services employing automated teller machines and similar devices. Comdata uses its network to provide a system by which individuals may use MasterCard, Visa and Discover credit cards or their bank automatic teller machine card to obtain cash in casinos, racetracks and other gaming locations. These services are currently available in a majority of the casinos in Las Vegas, Reno and Lake Tahoe, Nevada, and Atlantic City, New Jersey, and in many other locations, including riverboat casinos.

         Comdata's operating strategy is to increase revenue and operating profits by emphasizing recurring revenues, maintaining its historically low capital requirements and using its technological capability and diverse product lines to provide better service to its customers and to increase its overall customer base. This strategy has various components, including internal growth through expansion of its existing customer base with existing products, development of new services for existing and adjacent market segments, marketing of integrated services to new and existing customers and development of strategic agreements and partnerships to provide superior services at lower costs.

         In addition to expanding its operations by using its network to develop new services for its customer base, Comdata has acquired other companies engaged in similar activities. These acquisitions, as well as internally generated growth, have resulted in an increase in revenue from $103.1 million in 1987 to $243.3 million in 1994. Since September 1987, Comdata has acquired ten different businesses, ranging in size from $0.8 million to $57.6 million in annual revenue at the time of acquisition. Considering the Company's current position in transportation and gaming, the Company believes that there may not be as many opportunities to increase revenue by making acquisitions.

         The acquisition in 1988 of American Facsimile Systems, Inc. ("AFSI"), a leading provider of specialized transportation permits, enabled Comdata to consolidate its original permit services with those of AFSI and to become a leading provider of these services. Since the AFSI acquisition, Comdata has acquired several smaller, regional permit companies with aggregate annual revenues of approximately $5.0 million. In June 1989, Comdata significantly expanded its cash advance services for the trucking and gaming industries by acquiring Fundsnet, Inc. ("Fundsnet") and the CashChek International Division ("Cashchek") and the Financial and Communication Services Division ("FCS") of First Data Resources, Inc. ("First Data").

         In December 1994, the Company acquired Saunders, Inc., a leading supplier of fuel tax, licensing and permit services to the trucking industry. Through its wholly owned subsidiary, Cash Control Corporation ("Cash Control"), Saunders also provided fuel purchase card and funds transfer services to trucking companies and marketing services to truckstops. The acquisition of Saunders has enabled Comdata to increase its customer base in transportation services.

         In February 1994, the Company acquired the assets of RoTec, a software developer with applications for the transportation industry ("RoTec"). The Company believes this acquisition will increase its revenues by providing additional product offerings for its existing customer base.

         In April 1994, the Company acquired the casino cash advance business of Western Union Financial Services, Inc. In connection with this acquisition, the Company also became the sole marketing agent for Western Union's money transfer service to the gaming industry in the United States.

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

TRANSPORTATION SERVICES

         Comdata is a leading provider of funds transfer and regulatory permit services to the trucking industry. Comdata also offers fuel purchase programs, backhaul information, and telecommunications services to over 16,000 trucking companies. Revenue generated from the Company's transportation services represented 57.6% of total revenue in 1994.

Funds Transfer Services

         Comdata currently has approximately 11,000 trucking companies using its funds transfer services, ranging in size from those with several thousand trucks to those with fewer than five trucks. The majority of Comdata's trucking company customers are common carriers (which account for approximately 80% of all diesel fuel transactions at truck stops), as opposed to private fleets. Many common carriers do not employ their drivers, but instead contract with individual owner-operators. Such owner-operators usually settle their expenses with the common carrier after the completion of each trip. The Company's services provide an accounting to the trucking company of trip expenses normally within 24 hours after the completion of a given trip. The Company's services enable its common carrier customers to maintain greater control over expenditures by independent owner-operators, as well as their employees.

         Funds transfer services provided to the trucking industry, including fuel purchase programs, accounted for $81.4 million, or 33.5%, of the Company's total revenue in 1994. In 1994, Comdata processed approximately 35.8 million funds transfer transactions for the trucking industry and as part of such transactions transferred approximately $6.0 billion over its network.

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

         The Service Centers are affiliated with Comdata only as the Company's agent pursuant to a Service Center Agreement. The Service Centers are not required to act for Comdata exclusively, and typically offer the funds transfer services of other companies. Generally, Comdata or the agents may terminate the relationship on notice of 30 days or less, but Comdata has not experienced a material number of terminations.

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

         Automation of Funds Transfer Operations. The Company has substantially automated its basic funds transfer system by improving its computer software and by installing magnetic stripe readers, printers and modems in Service Center locations. Over 88% of Comdata's transportation services funds transfer transactions are now fully automated, which has significantly enhanced efficiency by eliminating the need for operator involvement and by reducing the amount of time necessary to complete transactions. In addition, Comdata maintains a 24-hour call center in its Brentwood, Tennessee offices to handle transactions that require operator assistance. Redundancy for the functions performed by the Brentwood call center are provided by alternate sites located in LaVergne, Tennessee and Newberry, South Carolina.

         Fuel Purchase Services. The Company uses its proprietary network to provide a sophisticated service that allows transportation customers to purchase fuel and other services with an identification card. Fuel purchase transactions are similar to ordinary credit card transactions; however, they allow the trucking company customer greater control over its expenses by setting limits on the use of the identification cards and by designating locations where the cards may be used and the frequency with which they may be used. Some trucking companies also have access to their transaction information on the Company's computer system and may therefore promptly obtain information on recent transactions by their independent owner-operators or employees. In 1994 revenue generated from fuel purchase transactions were $44.7 million, or 18.4%, of the Company's total revenue.

Permit Services

         Comdata, through its Transceiver(R) division, offers value-added services to trucking company customers by determining the permits needed for a designated trip, truck and load, purchasing those permits on behalf of the customer and electronically transmitting them to a convenient Service Center or truckstop where they can be picked up by the truck driver. In many instances, a trucking company customer will order permits directly from the issuing authority, and Comdata will deliver these permits by facsimile machine to their designated location. In addition to charging its customers for the costs imposed by the state authority, Comdata receives a fee for each permit delivered on behalf of a customer. Trucking companies may purchase permits directly from a state, but it may be difficult for the company to deliver the permits to the driver. In addition to providing permits to trucking companies, Comdata also provides certain regulatory compliance services, such as auditing of driver logs and reporting of fuel taxes. Permit transfer and regulatory compliance services fees were approximately $29.7 million in 1994, or 12.2% of the Company's total revenue.

Other Services to the Trucking Industry

         Telephone Services. Comdata offers long distance telephone services to its trucking industry customers through the Directed Phone Card(TM), a proprietary service that offers significant advantages over traditional telephone credit card services. The Directed Phone Card is an identification card that can be used as a telephone credit card, as well as a fuel purchase card. The card enables Comdata's trucking company customers to maintain greater control over the billable telephone use of their drivers by allowing the trucking company to determine which locations the driver may call and to preprogram those numbers into Comdata's voice response unit. The trucking company can also limit the availability of the service to an independent driver by dollar amount or number of calls. In this way, the trucking company has complete control over the use of the service by the driver. In 1994, Comdata's revenue from this telephone service was $5.5 million, or 2.3%, of the Company's total revenue.

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

         In addition to AT&T communication services, Comdata offers for resale long distance telecommunications provided by ATC, pursuant to a resale agreement entered into in October 1991. As a result of the agreement, ATC became the primary supplier of long distance telecommunications services to Comdata, although AT&T continues to provide certain other telecommunication services. In a related transaction, ATC purchased an aggregate 560,000 shares of the Company's Series A Convertible Preferred Stock for a purchase price of $25 per share. The Preferred Stock was converted to approximately 1,602,000 shares of common stock in 1994. In 1994, revenue from telecommunications services was $13.6 million, or 5.6% of the Company's total revenue. ATC is now a wholly owned subsidiary of LDDS.

         Backhaul Information Services. LoadMatcher(TM) is a computerized shipment interchange system designed by Comdata to reduce empty backhauls. By making specific shipment information available to trucking company customers, available shipments can be matched with available cargo space on a nationwide basis. By use of this system, trucking companies are able to reduce significantly the labor, communications, fuel and other expenses caused by empty backhauls. This program generated $3.1 million in revenue, or approximately 1.3%, of the Company's total revenue in 1994.

         Software Sales. The Company sells computer software as a third party reseller in its transportation market. In addition, the Company develops and markets software designed to assist in routing and other services for a wide range of companies with delivery fleets. During 1994, revenues from software sales were $3.1 million, or 1.3% of the Company's total revenue.

GAMING SERVICES

         Comdata is a leading provider of cash advance services to the gaming industry. The Company processed approximately 6.6 million funds transfer transactions aggregating approximately $2.4 billion in gaming and other funds transfer locations in 1994. These services accounted for $93.7 million, or 38.5%, of the Company's total revenue in 1994.

Cash Advance Services

         Comdata's network enables individuals to use MasterCard, Visa or Discover credit cards to obtain cash at Comchek(R) Service Centers in gaming and certain other locations. These cash advance services are similar to the funds transfer services provided to the trucking industry. In a typical cash advance transaction, the amount of the Comchek(R), along with Comdata's service fee, is charged to the individual's MasterCard, Visa or Discover account. Upon authorization by the Company, the Service Center issues the

Comchek(R) draft, which is subsequently encashed. Comdata pays an agent commission to the casino, racetrack or similar service center for each transaction. Comdata's cash advance services are currently available in a majority of casinos in Las Vegas, Reno and Lake Tahoe, Nevada, and Atlantic City, New Jersey, and many other gaming locations, including riverboat casinos.

         In December 1994, the Company introduced a new service to provide funds transfer through automatic teller machines in gaming establishments. The new offering is expected to increase revenue by providing a service for gaming industry customers who do not use credit card based cash advance services.

         The Company's cash advance services are subject to policies and regulations adopted from time to time by MasterCard International, Inc. ("MasterCard"), Visa USA, Inc. ("Visa"), and Discover Card Services, Inc. ("Discover"), which are subject to change from time to time. The Company must comply with changes to these policies and regulations, some of which could have an adverse impact on the Company.

RETAIL SERVICES

         Comdata has provided check authorization, guarantee and collection services through its retail services division, primarily to supermarkets and other multi-lane retailers in the metropolitan areas of Atlanta, Georgia, St. Louis, Missouri, throughout California, and to a limited degree, in other parts of the United States.

         In February 1995, the Company sold the net assets of its retail services division. The consideration received was approximately $4,000,000, consisting of $3,500,000 in cash and a $500,000 promissory note, due in February 1996, subject to the resolution of certain contingencies. The sales proceeds are approximately equal to the carrying value of the net assets sold, including related costs of the transaction, and no significant gain or loss is expected from this transaction. In connection with this divestiture, Comdata and an affiliate of the purchaser are expected to enter into a marketing agreement pursuant to which the Company will serve as the exclusive marketing agent to the gaming industry for the purchaser's check authorization, guarantee, and collection services.

         Revenue generated by Comdata's retail services was $9.3 million in 1994, or 3.8% of Comdata's total revenue.

CUSTOMERS

         The Company provides transportation and cash advance services to over 25,000 customers nationwide. During 1994, no single customer accounted for more than 2% of the Company's total revenue.

OPERATIONS

         Comdata's principal communications center for its funds transfer business is located in its corporate headquarters in Brentwood, Tennessee. The communications system is made up of a network of long distance telephone lines, as well as a number of dedicated telephone circuits terminating in Comdata's operations facility. This communications system is controlled by an AT&T Definity(TM) Communications System and utilizes an AT&T System 85 Communications System as a back-up. The processing of transactions is controlled by three mainframe computer processors. The mainframe computer processors are connected to Company-owned and customer-owned personal computers installed in customer locations and to terminals and personal computers located in Comdata's headquarters. Comdata also has communications centers located in Dallas, Texas and in Newberry, South Carolina. The Company maintains offices in 30 locations nationwide and in Canada.

         The application software systems used by Comdata for funds transfer and permit services are unique to the Comdata system and have been developed internally by its staff.

         The Company is highly dependent upon the proper functioning of its telecommunications and computer equipment. The Company is also dependent on LDDS, AT&T and other public telephone networks. Pursuant to its agreement with LDDS, LDDS is Comdata's primary supplier of telecommunications services. In the event LDDS' services are not available for any reason, the Company believes that it would be able to obtain similar services from AT&T. While management strives to provide reasonable back-up provisions, there can be no assurance that certain events, some of which are beyond the reasonable control of Comdata, will not materially disrupt Comdata's business. Comdata has never experienced any service disruptions that have had a significant effect on its operations.

SYSTEMS OPERATIONS SERVICES

         In September 1991, Comdata entered into a ten-year Agreement for Systems Operations Services (the "Operations Services Agreement") with ISSC, a subsidiary of IBM. Under the Operations Services Agreement, ISSC provides substantially all the Company's internal data processing functions. In connection with the Operations Services Agreement, ISSC paid $15.0 million cash to Comdata and assumed certain lease obligations in order to acquire certain computer equipment, to obtain access to the Company's software, to acquire the right to extend employment to certain Comdata employees, to obtain access to and use of the Company's facilities and to reimburse certain transition expenses to be incurred by the Company. As a result of ISSC assuming responsibility for these functions, including the related personnel and operating costs, the Company has experienced improved effectiveness in its data processing operations and technology improvements without any significant increase in cost.

CUSTOMER CREDIT

         The Company's general policy is that trucking companies and other money transfer customers must establish credit before they may use the Company's services. The Company may require letters of credit or surety bonds and generally will not authorize services if the aggregate service cost exceeds the amount of the security or internally established credit limits.

COMPETITION

         General. The Company competes directly with several companies that offer similar products and services. In addition, Comdata competes with some of its Service Centers (such as truckstops) that offer similar products and services. The Company believes that its competitive strengths include (i) its ability to provide services at a large number of locations in the continental United States and Canada and (ii) its ability to offer a variety of services, frequently tailored to an individual customer's needs.

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

         The Company believes that at least eight companies offer funds transfer services to the trucking industry. These competitors are smaller than Comdata, although at least two are owned by companies significantly larger than Comdata. One of the Company's competitors, EDS Fleet Services, formerly Cummins Cash and Information Services, was acquired by Electronic Data Systems, Inc. ("EDS") in 1992. In addition, truckstops may negotiate directly with trucking companies for a direct billing relationship.

         The Company is a leading provider of cash advance services to the gaming industry. At least one provider of cash advance services with substantial financial resources competes with the Company in some gaming establishments and the Company faces competition from certain large gaming establishments themselves. The Company also faces competition from automated teller machines that participate in national networks.

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

SECURITY

         Comdata maintains a system of internal control procedures relating to its electronic data processing operations in order to reduce the possibility of fraudulent conduct by its employees and the users of its services. Losses resulting from fraud have never been material to Holdings' financial results.

EMPLOYEES

         As of December 31, 1994, the Company employed 1,910 persons, of whom 862 were located in Brentwood, Tennessee, with the remainder located principally in Dallas, Texas; Atlanta, Georgia; Denver, Colorado; Birmingham, Alabama; Newberry, South Carolina; Toronto and Montreal, Canada. None of the Company's employees is covered by a collective bargaining agreement. The Company believes that its relations with its employees are good.

TRADEMARKS

         Certain of the Company's products and services are marketed under federally registered trademarks, including Comchek(R), Express Comchek(R), Quik Cash(R) and Super Driver(R). While these marks are helpful in creating recognition in the marketplace, the Company does not believe that the loss of any, or all, such marks would have a material adverse effect on the Company's business or results of operations.

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

ITEM 3.          LEGAL PROCEEDINGS

         The Company, Holdings, certain former directors of the Company, and Alex. Brown & Sons Incorporated ("Alex Brown") were initially named as parties in a lawsuit brought by Alex Eisenberg, a former stockholder of the Company. Pursuant to the Company's indemnification obligations, the individual defendants and Alex Brown were dismissed from the action and the Company and Holdings assumed the defense of the claims in respect of such defendants. On September 24, 1992, the Court entered an order dismissing the class action allegations relating to the former directors of the Company. Prior to the end of 1993, counsel for Eisenberg and the Company reached agreement upon the settlement of this matter, subject to court approval and certain other procedures. An order of final judgment and dismissal with prejudice was entered in December 1994.

         The Company and certain unrelated financial institutions are parties to two lawsuits that allege that credit card cash advances obtained by the plaintiffs at gaming facilities are debts which are null and void as violative of an Illinois statute declaring loans made for purposes of illegal gambling as void and unenforceable. The Company and the financial institution defendants prevailed at the trial court level on motions to dismiss. The plaintiffs have appealed the trial court rulings to the Illinois Appellate Court.

         On August 26, 1994 an action was commenced in the Superior Court of the State of California for the County of Sacramento, entitled Mary Middleton, Plaintiff v. Comdata Network, Inc. et. al., Defendants. The defendants subsequently removed the action to Federal Court. The complaint alleges that two of the Company's employees, with the knowledge, permission, consent and encouragement of the corporate defendants and certain named supervisory personnel and officers, violated California and federal law by placing numerous offensive long-distance telephone calls to the plaintiff. The plaintiff alleges general and special damages and is seeking punitive damages. Upon motion by the defendants, the Court ordered the action dismissed against the supervisory personnel and officers. The Company believes that this lawsuit is without merit as to the claims made against it and the Company is vigorously defending this action.

         The Company is a defendant in certain other pending litigation arising in the ordinary course of its business. While the final outcome of these lawsuits cannot be predicted with certainty, it is the opinion of management, after consulting with its legal counsel, that any ultimate liability would not materially affect the consolidated financial position of the Company.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         By Unanimous Written Consent effective November 1, 1994, Holdings' Board of Directors approved an amendment to the Certificate of Designations, Preferences and Rights of Preferred Stock of Comdata Holdings Corporation whereby dividends on the Series A Convertible Preferred Stock were eliminated after the dividend paid on June 15, 1994.

         The above described amendment was adopted by the written consent of stockholders owning a majority of Holdings' issued and outstanding Common Stock, Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, and Series C Convertible Preferred Stock, such written consent being dated and effective as of November 30, 1994. Notice of such stockholder action was sent to all other Holdings stockholders of record.

                                    PART II


ITEM 5.          MARKET FOR THE REGISTRANT'S COMMON
                 EQUITY AND RELATED STOCKHOLDER MATTERS

         Holdings' Common Stock is traded on the over-the-counter market and quoted on the NASDAQ National Market System under the symbol CMDT. The following table sets forth the high and low last reported sales prices of the Common Stock quoted on the NASDAQ National Market System for the periods indicated (as adjusted for a 1-for-3 reverse stock split, effective on November 16, 1993).

                                                                                 HIGH            LOW
                                                                                 ----            ---
 1994
      First quarter  . . . . . . . . . . . . . . . . . . . . . . .             $ 8.500          $7.000
      Second quarter . . . . . . . . . . . . . . . . . . . . . . .               8.500           6.500
      Third quarter  . . . . . . . . . . . . . . . . . . . . . . .               9.000           6.750
      Fourth quarter . . . . . . . . . . . . . . . . . . . . . . .              11.875           8.250
 1993
      First quarter  . . . . . . . . . . . . . . . . . . . . . . .               7.875           5.250
      Second quarter . . . . . . . . . . . . . . . . . . . . . . .               7.875           5.438
      Third quarter  . . . . . . . . . . . . . . . . . . . . . . .              10.500           6.375
      Fourth quarter . . . . . . . . . . . . . . . . . . . . . . .              14.625           7.250

         As of February 14, 1995 there were 397 holders of record of Holdings' Common Stock.

         Holdings anticipates that it will retain all of its earnings for the development and expansion of its business and repayment of debt, and therefore does not anticipate paying dividends on its Common Stock in the foreseeable future. To date, Holdings has not paid any dividends on its Common Stock. Comdata's Revolving Credit Facility and the indentures governing its subordinated debt (all of which are guaranteed by Holdings) limit the amount of dividends that Comdata may pay to Holdings and that Holdings may pay to its stockholders. In addition, the Common Stock ranks junior as to the payment of dividends to the Series B and Series C Convertible Preferred Stock. All dividends on Holdings' preferred stock have been paid in shares of common stock, additional shares of preferred stock, or have accreted to liquidation value.

ITEM 6.          SELECTED CONSOLIDATED FINANCIAL DATA

         The following table sets forth selected consolidated financial data for Holdings for the periods ended December 31, 1994, 1993, 1992, 1991, and 1990.

         The selected consolidated financial data presented below have been extracted or derived from, and should be read in conjunction with, the audited consolidated financial statements of Holdings and the related notes thereto and with Management's Discussion and Analysis of Results of Operations and Financial Condition included elsewhere in this Annual Report. Such consolidated financial statements were audited by Arthur Andersen LLP, independent public accountants, and the report of Arthur Andersen LLP with respect to such consolidated financial statements for 1994, 1993, and 1992 is included elsewhere in this Annual Report.

SELECTED CONSOLIDATED FINANCIAL DATA

                                              1994         1993         1992         1991         1990
                                              ----         ----         ----         ----         ----
                                           (In thousands, except percentages, ratios and per share data)
Statement of Operations Data:
Revenue                                    $ 243,282    $ 212,316    $ 193,072    $ 184,468    $ 189,755
Operating costs other than
  depreciation and amortization              172,937      153,883      139,768      141,738      138,734
                                           ---------    ---------    ---------    ---------    ---------
EBITDA (earnings before interest,
  taxes, depreciation and
  amortization)                               70,345       58,433       53,304       42,730       51,021
Depreciation and amortization                  8,351       14,778       13,813       15,298       51,081
Goodwill and other intangibles
  write-off (a)                                 -         230,257         -            -            -
                                           ---------    ---------    ---------    ---------    ---------

Income (loss) before interest, taxes and
  extraordinary item                          61,994     (186,602)      39,491       27,432          (60)
Interest expense, net                        (30,572)     (30,268)     (37,078)     (38,807)     (40,773)
                                           ---------    ---------    ---------    ---------    ---------

Income (loss) before taxes and
  extraordinary item                          31,422     (216,870)       2,413      (11,375)     (40,833)
Income tax benefit (expense)                  (3,277)        (235)        -             850         -
                                           ---------    ---------    ---------    ---------    ---------

Net income (loss) before
  extraordinary item                          28,145     (217,105)       2,413      (10,525)     (40,833)
Extraordinary Item (b)                          -            -         (20,503)        -            -
                                           ---------    ---------    ---------    ---------    ---------

Net income (loss)                             28,145     (217,105)     (18,090)     (10,525)     (40,833)
Preferred dividend requirement,
  payable in shares of stock or
  accreting to liquidation
  preference                                 (12,913)     (12,583)      (1,430)        (329)        -
                                           ---------    ---------    ---------    ---------    ---------

Net income (loss) to common
  stockholders                             $  15,232    ($229,688)    ($19,520)    ($10,854)    ($40,833)
                                           =========    =========    =========    =========    =========

Earnings per share-
Net income (loss) before
  extraordinary item                       $    0.89      ($15.90)   $    0.07       ($0.77)      ($3.00)
Extraordinary item                              -            -           (1.44)        -            -
                                           ---------    ---------    ---------    ---------    ---------

Net income (loss) per common share         $    0.89      ($15.90)      ($1.37)      ($0.77)      ($3.00)
                                           =========    =========    =========    =========    =========

Weighted average common shares                31,777       14,447       14,282       14,147       13,597
                                           =========    =========    =========    =========    =========

Balance Sheet Data (at end of year):
Working capital (deficit)                  $  15,515    $  13,949    $   2,768     ($11,352)    ($20,875)
Total assets                                 283,033      226,171      433,732      429,054      478,128
Total intangible assets                       98,939       93,067      321,143      322,462      330,022
Long-term debt, net                          212,661      230,208      224,753      272,782      290,761
Total liabilities                            372,722      345,497      337,352      395,706      448,494
Total stockholders' equity (deficit)         (89,689)    (119,326)      96,380       33,348       29,634
Tangible net worth (deficit)                (188,628)    (212,393)    (224,763)    (289,114)    (330,388)

                                          1994       1993        1992       1991       1990
                                          ----       ----        ----       ----       ----
                                            (In thousands, except percentages and ratios)
Other data:
Income (loss) before interest,
  taxes, and extraordinary item as a
  percentage of revenue                   25.5%     (87.9%)      20.5%      14.9%       0.0%
Interest expense, net, as a
  percentage of revenue                   12.6%      14.3%       19.2%      21.0%      21.5%
Capital Expenditures                  $  7,009   $  5,954    $  2,794   $  4,965   $  5,982
Number of employees at year end          1,910      1,818       1,668      1,696      1,938


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

                                           YEAR ENDED DECEMBER 31,
                                      ------------------------------
                                              (in thousands)

                                        1994        1993       1992
                                        ----        ----       ----
Transportation Services:
   Funds transfer services ....       $ 81,387   $ 71,655   $ 67,979
   Permit services ............         29,698     25,485     24,474
   Telecommunication services..         19,106     18,283     12,336
   Other services .............         10,059      9,281      5,357
                                      --------   --------   --------
       Total ..................        140,250    124,704    110,146
Consumer and gaming services ..         93,686     75,927     71,042
Retail services ...............          9,346     11,685     11,884
                                      --------   --------   --------
       Total revenue ..........       $243,282   $212,316   $193,072
                                      ========   ========   ========


         The Company's operating costs, and such costs as a percentage of revenue, its income (loss) before interest, taxes and extraordinary item, and its interest expense for such periods were as follows:

                                                              YEAR ENDED DECEMBER 31,
                                         -----------------------------------------------------------------
                                                       (in thousands, except percentages)

                                                1994                    1993                    1993
                                         -----------------       -----------------      ------------------
Revenue ..............................   $ 243,282  100.0%       $ 212,316  100.0%      $ 193,072   100.0%
                                         ---------  -----        ---------  -----       ---------   -----
Salaries and employee
 benefits ............................      58,114   23.9%          53,241   25.1%         49,606    25.7%
Agent Commissions ....................      43,367   17.8%          30,252   14.2%         23,988    12.4%
Telecommunications ...................      24,667   10.2%          26,424   12.4%         21,140    11.0%
Depreciation and
 amortization ........................       8,351    3.4%          14,778    7.0%         13,813     7.1%
Write-off of goodwill and
 other intangibles ...................        -       -            230,257  108.5%           -        -
Other operating costs ................      46,789   19.2%          43,966   20.7%         45,034    23.3%
                                         ---------  -----        ---------  -----       ---------   -----
Total operating costs ................     181,288   74.5%         398,918  187.9%        153,581    79.5%
                                         ---------  -----        ---------  -----       ---------   -----

Income (loss) before
 interest, taxes and
 extraordinary item ..................   $  61,994               ($186,602)             $  39,491
                                         ---------               ---------              ---------

Interest expense .....................   $  30,587               $  30,303              $  37,154
                                         ---------               ---------              ---------

         The Company is a leading provider of funds transfer and regulatory permit services to the trucking industry, and in 1994 these services and certain others provided to trucking companies accounted for 57.6% of the Company's revenue. The Company's results of operations in this service area are dependent upon the level of activity in the trucking industry, which, in turn, is affected by general economic conditions as well as competition and the sale of new products and services. The Company is also a leading provider of cash advance services to the consumer and gaming industry. In 1994, consumer and gaming services accounted for 38.5% of the Company's revenue. Demand for the Company's cash advance services is affected by the overall level of gaming activities and by competition from other providers of such services.

RESULTS OF OPERATIONS

1994 Versus 1993

         Revenue increased from $212.3 million in 1993 to $243.3 million in 1994, an increase of $31.0 million, or 14.6%. Transportation services revenue increased by $15.5 million, or 12.5%, during 1994. Within transportation services, the largest revenue growth came from funds transfer services, which increased by $9.7 million, or 13.6%. This revenue growth is primarily due to increases in the number of transactions completed during the periods. These transaction increases were the result of growth in the core funds transfer business and the acquisition of Saunders,

Inc., in December 1993. The acquisition of Saunders increased revenue by $4.6 million in 1994.

         Permit services revenue increased from $25.5 million in 1993 to $29.7 million in 1994, an increase of $4.2 million, or 16.5%. This revenue growth is due to increases in the number of transactions completed during the periods, primarily the result of the acquisition of Saunders, Inc., in December 1993.

         Telecommunications services revenue increased from $18.3 million in 1993 to $19.1 million in 1994, an increase of $0.8 million, or 4.5%. This growth is primarily due to the introduction of a new phone debit card service, which generated revenue of $0.8 million in 1994.

         Revenue from other transportation services increased by $0.8 million, or 8.4%, during 1994. Revenue from software sales accounted for increased revenue of approximately $2.7 million during 1994. These revenue increases are primarily due to the RoTec acquisition in February 1994. The revenue increases from software sales were partially offset by revenue decreases of $2.6 million in 1994 from the Company's in-cab communication service, which has been discontinued.

         Consumer and gaming services revenue increased during 1994 by $17.8 million, or 23.4%, primarily due to increases in the number of transactions at gaming establishments. Growth in gaming at nontraditional locations, such as riverboats and Indian reservations, has helped increase these transactions. These increases have offset the effects of a reduction in revenue from nongaming locations resulting from MasterCard and VISA regulations limiting the Company's ability to do business in nongaming locations. Revenues from nongaming locations were approximately $2.9 million, or 72.8%, lower during 1994.

         Revenue from retail services decreased by $2.3 million, or 20.0%, during 1994. The decline is primarily the result of the loss of the Company's largest retail customer in 1993. Annual revenues from this customer were approximately $2.0 million. In February 1995, the Company sold the net assets of its retail services division. The consideration received was approximately $4,000,000, consisting of $3,500,000 in cash and a $500,000 promissory note, due in February 1996 subject to the resolution of certain contingencies. The sales proceeds are approximately equal to the carrying value of the net assets sold, including related costs of the transaction, and no significant gain or loss is expected from this transaction.

         Salaries and employee benefits increased by $4.9 million, or 9.2%, during 1994. This increase was primarily due to the Saunders and RoTec acquisitions.

         Agent commissions increased from $30.3 million during 1993 to $43.4 million during 1994, an increase of $13.1 million, or 43.4%. These commissions are paid to locations offering gaming cash advance services. This increase was the result of increases in the number of gaming transactions, as discussed above, and increases in the rates paid for these commissions, in response to competitive pressures.

         Telecommunications expense was approximately $1.8 million, or 6.6%, lower in 1994. Rate reductions negotiated at the end of 1993 offset the costs of increased transactions.

         Depreciation and amortization expense decreased from $14.8 million in 1993 to $8.4 million in 1994, due to lower amortization charges for goodwill and other intangible assets. In 1993, the Company wrote off approximately $230 million in goodwill and other intangibles related to its transportation and retail division based on its assessment of the future operations of the related divisions. The effect of this write-off in 1993 was to reduce amortization charges in 1994 by approximately $8.0 million. A review of the recoverability of remaining goodwill and other intangibles as of December 31, 1994, has been completed, indicating no additional impairment.

         Other operating costs increased from $44.0 million in 1993 to $46.8 million in 1994, an increase of $2.8 million, or 6.4%. During the first quarter of 1994, the Company incurred expenses of approximately $1.2 million with a consulting firm to assist it in evaluating the efficiency of the Company's work force and procedures. The acquisitions of Saunders and RoTec resulted in increases in these expenses of approximately $3.8 million during 1994. Offsetting these increases were reductions in legal expenses of approximately $1.5 million and a $0.9 million reduction in costs related to the discontinued in-cab communication service.

         Interest expense was $30.3 million in 1993 and $30.6 million in 1994. Interest on borrowings for the Saunders, RoTec, and Western Union acquisitions have offset interest savings resulting from reductions in debt from operating cash flows.

         Income tax expense increased approximately $3.0 million during 1994. The Company's tax losses and net operating loss carryforwards, which totaled approximately $12 million at the end of 1993, eliminated substantially all income tax provision prior to 1994. During 1994, the Company's operations have resulted in taxable income after using the remaining net operating loss carryforwards, resulting in the increase in income tax provision. Since all significant net operating loss carryforwards have been used in 1994, the income tax provision as a percentage of pretax income will increase in 1995.

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

         Increased competition was experienced in this sector, as a result of the acquisition of one of the Company's competitors by EDS during the fourth quarter of 1992. EDS has the resources necessary to compete effectively in the transportation business. In 1994, the Company lost one of its largest transportation customers to EDS, resulting in a loss of over $750,000 annually in revenue.

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

         Comdata's network enables individuals to use certain credit cards to obtain cash at the Company's service centers in gaming and certain other locations. Comdata's ability to expand its cash advance services to nongaming locations is limited by operating policies adopted by the credit card associations. Cash advance transactions involving such credit card associations that occurred at the locations discontinued or to be discontinued under such policies accounted for approximately 3.0% of the Company's revenue in 1992 and approximately 1.8% of the Company's revenue in 1993. The Company's cash advance services are also subject to policies and regulations adopted from time to time by such credit card associations, which could have an adverse effect on the Company. See "Business - Gaming Services Cash Advance Services."

         Revenue from retail services was approximately the same in 1993 as compared to 1992. During 1993, the Company was notified it would lose its largest retail customer. Annual revenues from this customer were approximately $2.0 million. New management was put in place at the beginning of 1993, and charged with the responsibility of improving the financial results of this product line. The Company has concluded that recent developments related to the acceptance and use of debit and credit cards at supermarkets could adversely affect its check authorization business.

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

         The Company continually evaluates the recoverability of goodwill and other intangible assets. Prior to the fourth quarter of 1993, the realizability of goodwill was evaluated using measurements of earnings before interest, taxes, depreciation and amortization, as well as operating cash flow for the respective acquired operations. In addition, the Company considered the effects of external changes to the Company's business environment, including competitive pressures, market erosion and technological and regulatory changes.

         In the fourth quarter of 1993, management evaluated the realizability of its retail goodwill and determined that this operation's goodwill was impaired. The Company determined that the projected net income of each major business unit of the Company was a preferable measurement of impairment of its goodwill and related intangibles. Management believes that measurements based on net income are relevant measures because they include the significant costs of interest and income taxes, which were not included in the method previously used. Management believes that such measures are a preferable measurement indicator of fair value and more relevant to the users of the financial statements.

         The Company's projections as of December 31, 1993 reflected a net loss prior to goodwill amortization in the retail business and in the transportation business, after interest costs and income taxes. The Company was not aware of any factors that would suggest an improvement from the trend of the five year forecast in the foreseeable future. Because of the results of these projections, the Company concluded that substantially all of its retail and transportation goodwill was not recoverable in the future. Accordingly, a charge of $230.3 million was recorded in the fourth quarter of 1993 to write-off substantially all of the remaining balance of goodwill and other long-lived intangible assets of these units. This charge removed all the intangible assets related to these businesses from the consolidated balance sheet at December 31, 1993, except for goodwill related to an acquisition made in December 1993, which operation produces sufficient net income to recover its related goodwill, and certain purchased software of the retail unit.

         Other operating costs decreased from $45.0 million for 1992 to $44.0 million for 1993, a decrease of $1.0 million, or 2.4%. The revision of the outsourcing agreement with PCI eliminated $5.3 million of related expenses during 1993. However, there have been increases in sales-related travel and training costs (approximately $0.9 million) and increases in legal costs (approximately $1.0 million), that have offset the reductions in expense attributable to the termination of the PCI agreement. In addition, amortization related to a deferred credit was $0.9 million less during 1993 than in 1992, and the Company paid $0.7 million to a consulting firm to assist it in evaluating the efficiency of its work force and procedures.

         Interest expense decreased from $37.2 million for 1992 to $30.3 million for 1993, a decrease of $6.9 million, or 18.4%, and preferred dividends were $11.2 million higher during 1993, as a result of the recapitalization the Company completed in 1992.

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

LIQUIDITY AND CAPITAL RESOURCES

         Comdata's Revolving Credit Facility provides for revolving credit loans and letters of credit aggregating up to $37.5 million, with a $25.0 million sublimit for letters of credit. As of December 31, 1994, there were outstanding loans under the Revolving Credit Facility of $1.1 million and letters of credit totaling $10.0 million. In December 1994, Comdata received a commitment from its bank lenders to amend the Revolving Credit Facility. The amended facility increases the revolving credit to $75.0 million, extends the maturity to December 1997, and lowers the interest rate to prime plus 0.75% or an adjusted Eurodollar rate plus 2.25%. The previous interest rate was prime plus 1.75% or an adjusted Eurodollar rate plus 3%. The amendment is expected to be completed in March 1995. In June 1995, Comdata is required to repay a $5.7 million note. In addition, $6.2 million of 11% Junior Subordinated Notes mature in October 1997. Scheduled payments on Comdata's 12.5% Senior Notes begin in 1998.

         Comdata's obligations under the Revolving Credit Facility are secured by substantially all the assets of the Company and its subsidiaries and are guaranteed by Holdings. The amount of credit available under this arrangement is subject to limitations based on the amount and nature of outstanding receivables.

         The Revolving Credit Facility has provisions that require the Company to maintain and transfer excess cash balances, as defined, into bank accounts managed by the lenders. Such lenders have certain discretionary rights to apply such cash balances against Comdata's outstanding loan amounts. At December 31, 1994, the Company had $20.7 million in these accounts. Comdata, on a daily basis, monitors its cash position and makes transfers and other transactions necessary to comply with these provisions of the Revolving Credit Facility.

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

         The Revolving Credit Facility and the indentures governing the Senior Notes and Senior Subordinated Debentures contain certain covenants that limit or prohibit, among other things, Holdings' ability to incur additional indebtedness, to pay dividends or make other distributions, to engage in certain transactions with affiliates, to issue or sell stock of subsidiaries to third parties, to repay certain indebtedness prior to its stated maturity, to create liens, to sell assets, to make certain capital expenditures, to enter into a transaction that would result in a change of control, to incur certain subordinated debt and to merge or consolidate with or to acquire any other business. In addition, the Revolving Credit Facility requires the Company to maintain certain specified financial ratios. As of December 31, 1994, the Company was required to maintain a tangible net worth deficit of less than $183.3 million, an interest coverage ratio in excess of 1.95 to 1, a current ratio in excess of 1.05 to 1, and a debt to net worth ratio not to exceed 2.25 to 1, all as defined. As of December 31, 1994, the Company was in compliance with all covenants and ratios, and its actual measures under these financial ratio covenants were as follows: tangible net worth deficit, $171.8 million; interest coverage ratio, 2.22 to 1; current ratio, 1.10 to 1; debt to net worth ratio, 1.66 to 1.

Working Capital

         The Company's principal uses of funds for the next several years will be for working capital, for debt service and for capital expenditures consisting of routine replacements of field computer equipment and back office equipment, which expenditures are expected to be similar to 1994 levels. New services offered by the Company will require additional investments in working capital to fund growth in accounts receivable. Management believes that funds generated from operations and borrowed under the Revolving Credit Facility should provide sufficient cash to meet the Company's anticipated liquidity needs during the next 24 months.

Accounts Receivable

         In accordance with the Company's revenue recognition policy, revenue from the Company's funds transfer, regulatory permit and gaming cash advance services consists of the transaction fees charged to customers and does not include the cost of goods or services provided by the Company (e.g., fuel purchased, permit provided or cash advanced). The Company's accounts receivable include both the cost of the goods and services provided and the transaction fees, and drafts and settlements payable include the amount due to the issuing agent for the cost of the goods and services. Accounts receivable, net, increased by $40.4 million, or 37.5%, between the end of 1993 and December 31, 1994. Total revenue increased by 14.6% during the year ended December 31, 1994, as compared to the prior year. For the years ended December 31, 1994 and 1993, the average days in accounts receivable outstanding, calculated based on the average accounts receivable outstanding for such period, was approximately 6.1 and 6.2 days, respectively. Finally, because the 1994 year ended on a Saturday, compared to a Friday for 1993, receivables increased due to normal day to day fluctuations resulting from daily banking settlements. Because the Company does not recognize the entire amount of accounts receivable for settled transactions as revenue, management believes that the average days in accounts receivable are appropriately measured by the amounts transferred through its cash advance system.

Cash Flow

         Comdata's principal source of internal liquidity has historically been its cash flow from operations. In 1994 and 1993, operating activities provided cash of $30.4 and $10.3 million, respectively. In 1992, however, operating activities used $9.5 million of cash primarily due to increases in accounts receivable. The consolidated statement of cash flows is substantially affected by the particular day of the week on which the accounting period ends, primarily because of the large volume of weekend transactions in gaming services. In addition, the volume of funds transferred by Comdata for its customers is very high relative to the average level of accounts receivable. Finally, small changes in the timing of customer remittances may have a relatively greater effect on the amounts of accounts receivable.

         Net cash used for investing activities in 1994, 1993 and 1992 was $13.8 million, $15.4 million and $1.2 million, respectively. These amounts primarily represent payment for purchase business combinations, capital expenditures and additions to other assets.

         In 1994, financing activities used $11.6 million, principally for payments on revolving credit loans. Net cash provided by financing activities for 1993 and 1992 was $2.7 million and $1.9 million, respectively, primarily consisting of net borrowings under revolving credit agreements, and the effects of the refinancing transactions at the end of 1992.

Certain Accounting Policies

         The Company's funds transfer services for the trucking and gaming industries require the Company to account for millions of transactions each year. In 1994 the Company processed approximately 35.8 million transportation funds transfer transactions and approximately 6.6 million cash advance transactions at gaming locations and transferred in excess of $8.4 billion over its network. In approximately 0.10% of the total dollar amount of transactions, the Company is unable to immediately settle such transactions. This may result from a variety of reasons, including the Company's inability to match customer remittances with specific transactions, the disproportionate cost of resolving relatively small dollar credit balances and the failure of drafts and settlements to clear in the normal course of the Company's business. As a result of these circumstances, at any point in time the Company will have unapplied cash balances that are carried as credits to accounts receivable or as unsettled drafts payable. These balances will generally fluctuate with transaction volumes. If the Company does not settle such transactions within a period of twelve months, it is the Company's current policy to take the amount of the unsettled transactions into revenue.

         In 1992, 1993, and 1994, the Company recognized $10.8 million, $9.2 million, and $8.7 million, respectively, of unsettled transactions as revenue. The Company believes that its revenue recognition policy for unsettled transactions is in accordance with generally accepted accounting principles.

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

         In 1992, the Company engaged Benton International, Inc. ("Benton"), a management consulting firm in the financial and payment systems industry, to review the Company's systems and procedures for handling funds transfer transactions. A March 1992 study prepared by Benton for the Company recommended a series of steps to improve the Company's transaction processing abilities. The Company's management has implemented most of the recommendations, and unsettled transactions have decreased as a percentage of total transactions. The Company's management believes that unsettled transactions will continue to decrease.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See the Financial Statements and Supplementary Data listed in the accompanying Index to Consolidated Financial Statements and Schedule which appears on page 29 of this Annual Report.

Information required by other schedules called for under Regulation S-X is either not applicable or is included in the consolidated financial statements or the notes thereto.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH
         ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                  COMDATA HOLDINGS CORPORATION AND SUBSIDIARY

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE


                                                                                                           Page
                                                                                                           ----
Report of Independent Public Accountants  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        30

Consolidated Balance Sheets as of December 31, 1994
     and 1993   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        31

Consolidated Statements of Operations for the years ended
     December 31, 1994, 1993 and 1992   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        32

Consolidated Statements of Stockholders' Equity for the
     years ended December 31, 1994, 1993 and 1992   . . . . . . . . . . . . . . . . . . . . . . . .        33

Consolidated Statements of Cash Flows for the years
     ended December 31, 1994, 1993 and 1992   . . . . . . . . . . . . . . . . . . . . . . . . . . .        34

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        35

Schedule II - Valuation and Qualifying Accounts for
     the years ended December 31, 1994, 1993 and 1992   . . . . . . . . . . . . . . . . . . . . . .        53

                              ARTHUR ANDERSEN LLP



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of
Comdata Holdings Corporation:

We have audited the accompanying consolidated balance sheets of Comdata Holdings Corporation (a Delaware corporation) and subsidiary as of December 31, 1994 and 1993, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Comdata Holdings Corporation and subsidiary as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

As discussed in Note 7 to the consolidated financial statements, effective January 1, 1992, the Company changed its method of accounting for income taxes. As discussed in Note 2 to the consolidated financial statements, effective December 31, 1993, the Company changed its method of evaluating the impairment of goodwill and related intangibles.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index to consolidated financial statements and schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                      ARTHUR ANDERSEN LLP

Nashville, Tennessee
January 25, 1995

                  COMDATA HOLDINGS CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1994 AND 1993

                                                                             1994                1993
                                                                             ----                ----
                                                                          (In thousands except share data)
ASSETS
Current assets:
  Cash and cash equivalents                                                  $  18,335           $  13,332
  Accounts receivable, less allowance for doubtful accounts $5,614, 1994;
    $6,087, 1993                                                               147,940             107,555
  Prepaid expenses and other                                                     5,560               2,226
                                                                             ---------           ---------
    Total current assets                                                       171,835             123,113
                                                                             ---------           ---------
Property and equipment:
  Buildings and improvements                                                     2,620               2,460
  Equipment                                                                     30,144              24,916
                                                                             ---------           ---------
                                                                                32,764              27,376
  Less accumulated depreciation                                                (20,916)            (17,760)
                                                                             ---------           ---------
                                                                                11,848               9,616
                                                                             ---------           ---------
Cost in excess of fair value of net
  assets acquired, net                                                          81,017              79,618
Other assets, net                                                               18,333              13,824
                                                                             ---------           ---------
                                                                             $ 283,033           $ 226,171
                                                                             =========           =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Drafts payable                                                             $   9,616           $   8,211
  Settlements payable                                                          102,511              65,897
  Accounts payable                                                               9,707              10,410
  Other accrued liabilities                                                     21,305              17,312
  Customer security deposits                                                     6,301               6,632
  Current maturities of long-term debt                                           6,880                 702
                                                                             ---------           ---------
    Total current liabilities                                                  156,320             109,164
                                                                             ---------           ---------
Deferred credit                                                                  3,741               6,125
                                                                             ---------           ---------
Long-term debt, net of current maturities                                      212,661             230,208
                                                                             ---------           ---------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, par value $.01 per share, authorized 5,000,000 shares:
     Series A, issued and outstanding: none in 1994; 645,902 shares,
       1993;  stated at liquidation preference, $25 per share plus
       accrued dividends                                                          -                 16,232

     Series B, issued and outstanding 562,033 shares, stated at
       liquidation preference, $100 per share plus accrued dividends            72,058              63,713

     Series C, issued and outstanding 250,500 shares, stated at
       liquidation preference, $100 per share plus accrued dividends            31,912              28,285
  Common stock, par value $.01 per share, authorized 100,000,000 shares;
    issued and outstanding 16,467,530 shares, 1994; 14,721,929 shares,
    1993                                                                           165                 147
  Paid-in capital                                                              120,607             101,885
  Accumulated deficit                                                         (314,431)           (329,588)
                                                                             ---------           ---------
    Total stockholders' equity (deficit)                                       (89,689)           (119,326)
                                                                             ---------           ---------
                                                                             $ 283,033           $ 226,171
                                                                             =========           =========

                See notes to consolidated financial statements.

                  COMDATA HOLDINGS CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


                                                                      1994                 1993                 1992
                                                                      ----                 ----                 ----
                                                                            (In thousands, except per share data)
 REVENUE   (net of amounts paid to a related party, $346 in
           1993; $397 in 1992)                                        $ 243,282            $ 212,316            $ 193,072
                                                                      ---------            ---------            ---------

 OPERATING COSTS:
 Salaries and employee benefits                                          58,114               53,241               49,606
 Agent commissions                                                       43,367               30,252               23,988
 Telecommunications (including amounts paid to a related party,
   $13,740 in 1994; $11,211 in 1993; $7,673 in 1992)                     24,667               26,424               21,140
 Depreciation and amortization                                            8,351               14,778               13,813
 Write-off of goodwill and other intangibles                                -                230,257                  -
 Other operating costs                                                   46,789               43,966               45,034
                                                                      ---------            ---------            ---------
 Total operating costs                                                  181,288              398,918              153,581
                                                                      ---------            ---------            ---------

 Income (loss) before interest, taxes and extraordinary item             61,994             (186,602)              39,491
 Interest expense                                                       (30,587)             (30,303)             (37,154)
 Interest income                                                             15                   35                   76
                                                                      ---------            ---------            ---------
 Income (loss) before income taxes, extraordinary item and
   preferred stock dividend requirement                                  31,422             (216,870)               2,413
 Income tax expense                                                      (3,277)                (235)                -
                                                                      ---------            ---------            ---------
 Net income (loss) before extraordinary item                             28,145             (217,105)               2,413
 Extraordinary item:  loss on debt retirement                              -                    -                 (20,503)
                                                                      ---------            ---------            ---------
 Net income (loss) before preferred stock dividend requirement           28,145             (217,105)             (18,090)
 Preferred stock dividend requirement, payable in shares of stock
   or accreting to liquidation preference                               (12,913)             (12,583)              (1,430)
                                                                      ---------            ---------            ---------
 Net income (loss) for common stock                                   $  15,232            $(229,688)           $ (19,520)
                                                                      =========            =========            =========

 EARNINGS PER SHARE:
 Net income (loss) before extraordinary item                          $    0.89            $  (15.90)           $    0.07
 Extraordinary item                                                        -                    -                   (1.44)
                                                                      ---------            ---------            ---------
 Net income (loss) per common and common equivalent share             $    0.89            $  (15.90)            $  (1.37)
                                                                      =========            =========             ========


 Weighted average common and common equivalent shares outstanding        31,777               14,447               14,282
                                                                      =========            =========            =========

                See notes to consolidated financial statements.

                  COMDATA HOLDINGS CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1994, 1993, AND 1992


                                                     PREFERRED STOCK                   COMMON STOCK
                                         -------------------------------------        ---------------
                                         SERIES A      SERIES B       SERIES C                           PAID-IN       ACCUMULATED
                                         AMOUNT        AMOUNT         AMOUNT          SHARES   AMOUNT    CAPITAL         DEFICIT
                                         ------        ------         ------          ------   ------    -------      ------------
                                                                                   (In thousands)
 Balance, December 31, 1991              $14,000       $  -           $  -         14,166     $   142    $ 97,270     $(78,064)
 Issuance of preferred stock                -           57,223         25,050        -           -           -          (2,253)
 Preferred stock dividend accretion          354           144             26        -           -           -          (1,430)
 Payment of preferred stock dividend        -             -              -            136           1       1,234         -
 Stock options exercised                    -             -              -             73           1         461         -
 Vesting of nonqualified stock options      -             -              -           -           -            342         -
 Foreign currency translation adjustment    -             -              -           -           -           -             (31)
 Net loss                                   -             -              -           -           -           -         (18,090)
                                         -------       -------        -------      ------     -------    --------      -------
 Balance, December 31, 1992               14,354        57,367         25,076      14,375         144      99,307      (99,868)
 Preferred stock dividend accretion        1,878         7,496          3,209        -           -           -         (12,583)
 Preferred stock conversion                 -           (1,150)          -            192           2       1,148         -
 Stock options excercised                   -             -              -             86           1         572         -
 Stock issued in acquisitions               -             -              -             69        -            525         -
 Vesting of nonqualified stock options      -             -              -           -           -            333         -
 Foreign currency translation adjustment    -             -              -           -           -           -             (32)
 Net loss                                   -             -              -           -           -           -        (217,105)
                                         -------       -------        -------      ------     -------    --------      -------
 Balance, December 31, 1993               16,232        63,713         28,285      14,722         147     101,885     (329,588)

 Preferred stock dividend accretion          941         8,345          3,627        -           -           -         (12,913)
 Preferred stock conversion              (17,173)         -              -          1,602          16      17,157         -
 Stock options exercised                    -             -              -            144           2         903         -
 Vesting of nonqualified stock options      -             -              -           -           -             86         -
 Tax benefit of stock options exercised     -             -              -           -           -            576         -
 Foreign currency translation adjustment    -             -              -           -           -           -             (75)
 Net income                                 -             -              -           -           -           -          28,145
                                         -------       -------        -------      ------     -------    --------    ---------
 Balance, December 31, 1994              $  -          $72,058        $31,912      16,468     $   165    $120,607    $(314,431)
                                         =======       =======        =======      ======     =======    ========    =========




See notes to consolidated financial statements.

                  COMDATA HOLDINGS CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


                                                                                         1994             1993             1992
                                                                                         ----             ----             ----
                                                                                                      (In thousands)
Cash flows from operating activities:                                                  $  28,145       $ (217,105)      $   2,413
  Net income (loss) before extraordinary item                                          ---------       ----------       ---------

Adjustments to reconcile net income (loss) to net cash provided by (used for)
  operating activities:
    Depreciation, amortization and write-off
      of goodwill and other intangibles                                                    8,351          245,035          13,813
    Amortization of debt discount and issuance costs                                       2,946            2,844           2,855
    Provision for losses on accounts receivable                                            5,380            5,055           6,004
    Deferred tax benefit                                                                  (3,204)            -                -
    Amortization of deferred credit                                                       (2,383)          (2,903)         (3,754)
                                                                                       ---------       ----------       ---------
    Total adjustments before changes in assets and liabilities                            11,090          250,031          18,918
                                                                                       ---------       ----------       ---------
    Change in assets and liabilities, net of effects
      from purchase business combinations:
        Accounts receivable                                                              (46,091)         (18,075)        (23,907)
        Prepaid expenses and other                                                           211             (362)            236
        Drafts and settlements payable                                                    38,019           (4,644)          5,437
        Other accrued liabilities                                                           (771)             148         (12,565)
        Other                                                                               (191)             268             (44)
                                                                                       ---------       ----------       ---------
    Total changes in assets and liabilities, net of
      effects from purchase business combinations                                         (8,823)         (22,665)        (30,843)
                                                                                       ---------       ----------       ---------
  Net cash provided by (used for) operating activities                                    30,412           10,261          (9,512)
                                                                                       ---------       ----------       ---------

Cash flows from investing activities:
  Capital expenditures                                                                    (7,009)          (5,954)         (2,794)
  Additions to other assets                                                               (3,389)          (2,005)           -
  Payment for purchase business combinations,
    net of cash acquired                                                                  (3,409)          (7,486)           -
  Proceeds from sale of property held for resale
    and other assets                                                                        -                  69           1,607
                                                                                       ---------       ----------       ---------
  Net cash used for investing activities                                                 (13,807)         (15,376)         (1,187)
                                                                                       ---------       ----------       ---------

Cash flows from financing activities:
  Proceeds from issuance of common stock                                                     905              573             462
  Proceeds from issuance of preferred stock, net                                            -                 -            22,797
  Net borrowing (payments) on revolving credit loans                                     (11,926)           5,708         (26,700)
  Principal payments on long-term debt and capital leases                                   (707)          (2,945)         (2,214)
  Borrowings of long-term debt and capital leases                                            643              -               188
  Payment on subordinated debt                                                              -                 -          (177,000)
  Proceeds from subordinated debt                                                           -                 -           205,000
  Payment of debt retirement expenses                                                       -                 -            (9,649)
  Payment of debt issuance costs                                                            (517)            (605)        (10,940)
                                                                                       ---------       ----------       ---------
Net cash provided by (used for) financing activities                                     (11,602)           2,731           1,944
                                                                                       ---------       ----------       ---------
  Net increase (decrease) in cash and equivalents                                          5,003           (2,384)         (8,755)
  Cash and equivalents, beginning of period                                               13,332           15,716          24,471
                                                                                       ---------       ----------       ---------
  Cash and equivalents, end of period                                                  $  18,335       $   13,332       $  15,716
                                                                                       =========       ==========       =========

                See notes to consolidated financial statements.

                  COMDATA HOLDINGS CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)      SIGNIFICANT ACCOUNTING POLICIES:

         Principles of Consolidation-

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

         Cash and Cash Equivalents-

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

         Cost in Excess of Fair Value of Net Assets Acquired-

         The excess of cost over the fair value of net assets acquired (goodwill) is being amortized on a straight-line basis for periods up to forty years. The Company evaluates the recoverability of

                  COMDATA HOLDINGS CORPORATION AND SUBSIDIARY goodwill and intangible assets on a continual basis. In evaluating goodwill, management projects the net income of its product lines over five years, and compares these projections to the amortization of goodwill to be recorded during those periods. For purposes of these projections, goodwill is identified with specific acquired product lines where possible. When an acquisition involves more than one product line, goodwill is allocated between business units based on projections of revenues (at similar margins) made at the time of the related acquisitions. Interest costs are allocated between units based on the level of capital used in the acquisitions, reduced by cash flows subsequently generated by the acquired units. Revenues are projected to grow at rates noted during the past five years, adjusted for the effects of acquisitions and other known industry trends, with corresponding inflationary and other increases in operating expenses.

         Other Assets-

         Debt issuance costs are amortized over the term of the related debt agreement. Noncompete agreements are amortized over the life of the agreement. As discussed in Note 2, the Company wrote-off intangible assets with a net book value of $1,648,000 in 1993.

         Revenue Recognition-

         Revenue from the Company's funds transfer, regulatory permit and gaming cash advance services consists of the transaction fees charged to customers. Such revenue does not include the cost of goods and services provided by the Company (e.g., fuel purchased, permit provided or face amount of the Comchek(R) purchased and cashed.) However, the Company must pay the issuing agent (e.g., truck stop, casino or state agency) for the full cost of the goods and services provided and accordingly, bills the customer for such cost as well as the transaction fee. As a result, the Company's accounts receivable include both the cost of the goods and services provided and the transaction fees. The Company's drafts and settlements payable includes the amount due to the issuing agent for the cost of the goods and services.
Revenue is recognized for the amount of the transaction fee at the time the goods and services are provided. In a small proportion of the Company's funds transfer transactions, some customer transactions may not be settled, or drafts and settlements payable cleared in the normal course of business. If such balances cannot be settled within a period of twelve months, such amounts are recorded as revenue. The Company believes that its revenue recognition policy for unsettled transactions is in accordance with generally accepted accounting principles. The delay in the recognition of such revenue is appropriate to permit sufficient time to determine whether balances exist in favor of customers. Unsettled credits

                  COMDATA HOLDINGS CORPORATION AND SUBSIDIARY and drafts that are outstanding for a period of twelve months are recorded as revenue based on the Company's belief that such amounts are earned revenue for goods and services rendered.

         Disclosure of Fair Value of Financial Instruments-

         The carrying amounts of cash and cash equivalents approximate fair value because of the short-term nature of these items. Based on the current market rates offered for the Company's publically-traded indebtedness, the fair value of the Company's long-term debt exceeded the carrying amount by approximately $9,000,000 at December 31, 1994, and by $23,000,000 at December 31, 1993.

         Earnings per Share-

         Net income (loss) per common and common equivalent share is computed giving effect to the weighted average number of common shares outstanding, adjusted for the effects of outstanding stock options and the Company's convertible preferred stock, which are considered common stock equivalents.
The dilutive effects of stock options and the convertible preferred stock are included to the extent that they have a dilutive impact. This determination is made on an annual basis. Fully diluted earnings per share is not materially different from primary earnings per share.

(2)      GOODWILL AND RELATED INTANGIBLES:

         As discussed in Note 1, the Company continually evaluates the recoverability of goodwill and other intangible assets. Prior to the fourth quarter of 1993, the realizability of goodwill was evaluated using measurements of earnings before interest, taxes, depreciation and amortization, as well as operating cash flow for the respective acquired operations. In addition, the Company considered the effects of external changes to the Company's business environment, including competitive pressures, market erosion and technological and regulatory changes.

         In the fourth quarter of 1993, management evaluated the realizability of its retail goodwill and determined that this operation's goodwill was impaired. The Company determined that the projected net income of each major business unit of the Company was a preferable measurement of impairment of its goodwill and related intangibles. Management believes that measurements based on net income are relevant measures because they include the significant costs of interest and income taxes, which were not included in the method previously used. Management believes that such measures are a preferable measurement indicator of fair value and more relevant to the users of the financial statements.

         The Company's projections as of December 31, 1993 reflected a net loss prior to goodwill amortization in the retail business and in the transportation business, after interest costs and income

                  COMDATA HOLDINGS CORPORATION AND SUBSIDIARY taxes. The Company was not aware of any factors that would suggest an improvement from the trend of the five year forecast in the foreseeable future. Because of the results of these projections, the Company concluded that substantially all of its retail and transportation goodwill was not recoverable in the future. Accordingly, a charge of $230,257,000 was recorded in the fourth quarter of 1993 to write-off substantially all of the remaining balance of goodwill and other long-lived intangible assets of these units. This charge removed all the intangible assets related to these businesses from the consolidated balance sheet as of December 31, 1993, except for goodwill related to an acquisition made in December 1993, which operation produces sufficient net income to recover its related goodwill, and certain purchased software costs.

         The Company has completed the review of the recoverability of its remaining goodwill and other intangible assets at December 31, 1994, and has determined that there is no additional impairment.

(3)      RECAPITALIZATION AND LOSS ON DEBT RETIREMENT:

         On December 29, 1992, the Company completed a recapitalization consisting of the negotiation of a new senior secured revolving credit facility and the underwritten public offering of $130,000,000 principal amount of 12.5% Senior Notes due 1999 and $75,000,000 principal amount of 13.25% Senior Subordinated Debentures due 2002. In addition, the Company raised equity by selling $25,000,000 of a new Series C Convertible Preferred Stock, and by issuing $53,041,000 of Series B Convertible Preferred Stock in a noncash exchange for $52,001,000 of outstanding 11% Junior Subordinated Notes, representing an exchange price equal to 102% of the principal amount. As part of the recapitalization plan, the Company called for the redemption of $127,000,000 principal amount of its outstanding 13.5% Senior Subordinated Discount Notes due 1995 and $50,000,000 principal amount of its 13.75% Subordinated Debentures due 1997 at prices of 104% and 106%, respectively.

         As a result of this transaction, the Company reported an extraordinary loss on debt retirement of $20,503,000 in 1992, consisting principally of the premiums paid on the debt retired and unamortized discount and debt issuance costs related to this debt.

         Unaudited pro forma results of operations for the year ended December 31, 1992 are presented below, giving effect to the recapitalization transactions. The pro forma effects are presented as if the recapitalization transactions had taken place at the beginning of 1992.

                  COMDATA HOLDINGS CORPORATION AND SUBSIDIARY

                                                      PRO FORMA AS ADJUSTED
                                                   YEAR ENDED DECEMBER 31, 1992
                                                   ----------------------------

                                                    (In thousands, unaudited)
 Revenues                                                 $193,072
 Costs and expenses                                        153,581
                                                          --------
 Income before interest and taxes                           39,491
 Interest expense, net                                     (30,679)
                                                          --------
 Income before income taxes                                  8,812
 Income tax provision                                         (128)
                                                          --------
 Net income                                                  8,684
 Preferred dividend requirement                            (14,176)
                                                          --------
 Net loss for common stock                                $ (5,492)
                                                          ========

 Net loss per common share                                $   (.38)
                                                          ========

 Weighted average common shares outstanding                 14,282
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

         In February 1994, the Company acquired the net assets of a business that develops computer software for the transportation industry. The purchase price was $500,000, plus contingent payments of up to $8,800,000 to be made over the next three years based on the earnings of the acquired business before interest, taxes, depreciation and amortization expenses. In addition, common stock of the Company with a market value of 40% of any such cash contingent payments made will be issued to the sellers.

         In April 1994, the Company acquired the net assets of a business engaged in providing gaming cash advance services. The purchase price consisted of $3,000,000 in cash paid at closing, and up to an additional $900,000 depending upon the future results of the acquired operations.

                  COMDATA HOLDINGS CORPORATION AND SUBSIDIARY

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

(5)      OTHER ASSETS:

         Other assets consist of the following at December 31 (in thousands):

                                                1994             1993
                                                ----             ----
         Noncurrent deferred tax asset         $3,975           $ -
         Noncompete agreements, net             1,804            2,255
         Debt issuance costs, net               7,534            9,342
         Other noncurrent assets, net           5,020            2,227
                                              -------          -------
                                              $18,333          $13,824
                                              =======          =======

(6)      LONG-TERM DEBT:

         Long-term debt at December 31, 1994 and 1993 consists of the following (in thousands):

                                                                            1994                 1993
                                                                            ----                 ----
 Revolving Credit Loan                                                   $  1,082              $ 13,008

 12.5% Senior Notes due 1999                                              130,000               130,000

 13.25% Senior Subordinated
 Debentures due 2002                                                       75,000                75,000

 11% Junior Subordinated Notes, net of unamortized discount of
 $429,000 and $552,000, respectively, effective interest rate of
 14.2%, due 1997                                                            5,807                 5,684

 Noninterest bearing note payable, due June 30, 1995, interest imputed at 10%, net of unamortized discount of $260,000 and $758,000, respectively
                                                                            5,470                 4,972

 Other notes payable, interest at rates from 6% to 12.5%, payable
 through 2001                                                               2,182                 2,246
                                                                         --------              --------
                                                                          219,541               230,910
 Less - current maturities                                                 (6,880)                 (702)
                                                                         --------              --------
                                                                         $212,661              $230,208
                                                                         ========              ========

                  COMDATA HOLDINGS CORPORATION AND SUBSIDIARY

         The aggregate principal maturities of long-term debt are as follows (in thousands):

                YEAR ENDING DECEMBER 31,                 AMOUNT
                ------------------------                 ------
                          1995                          $  6,880
                          1996                               733
                          1997                             6,059
                          1998                            65,273
                          1999                            65,295
                       Thereafter                         75,301
                                                        --------
                                                        $219,541
                                                        ========

         Network's current Revolving Credit Agreement provides for revolving credit loans and letters of credit aggregating up to $37,500,000, with a $25,000,000 sublimit for letters of credit. Network's obligations under the Revolving Credit Facility are secured by substantially all the assets of Network and its subsidiaries, are guaranteed by Holdings, and bear interest at prime plus 1.75% or an adjusted Eurodollar rate plus 3%. The amount of credit available under this arrangement is subject to limitations based on the amount and nature of outstanding receivables. As of December 31, 1994, outstanding letters of credit totaled $9,992,000.

         In December 1994, Network received a commitment from its bank lenders to amend the Revolving Credit Agreement. When executed, the amendment will increase the commitment to $75,000,000, extend the maturity to December 1997, and lower the interest rate to prime plus 0.75% or an adjusted Eurodollar rate plus 2.25%. The amendment is expected to be completed in March 1995.

         The 12.5% Senior Notes (the "Notes") in the principal amount of $130,000,000 were issued on December 29, 1992. The Senior Notes are obligations of Network on a senior unsecured basis, and are guaranteed on a senior unsecured basis by Holdings. Interest is payable semi-annually on each June 15 and December 15. The Notes mature December 15, 1999, and a mandatory sinking fund payment calculated to retire 50% of the Notes plus accrued interest is required on December 15, 1998. The Notes are redeemable at any time on or after December 15, 1997, at the option of the Company, in whole or in part, at a redemption price of 101.786% of principal amount plus accrued interest, declining to 100% of principal amount plus accrued interest on December 15, 1998.

         The 13.25% Senior Subordinated Debentures (the "Debentures") in the principal amount of $75,000,000 were issued on December 29, 1992. The Debentures are obligations of Network on a subordinated basis, and are guaranteed on a senior subordinated basis by

                  COMDATA HOLDINGS CORPORATION AND SUBSIDIARY

Holdings. Interest is payable semi-annually on each June 15 and December 15. The Debentures mature December 15, 2002, and a mandatory sinking fund payment calculated to retire 50% of the Debentures plus accrued interest is required on December 15, 2001. The Debentures are redeemable at any time on or after December 15, 1997 at an initial redemption price of 106.625% of principal amount plus accrued interest, declining each year to par plus accrued interest on December 15, 2001.

         The 11% Junior Subordinated Notes (the "Junior Notes") were issued in 1987 at a discount of $10,389,000, resulting in an effective interest rate of 14.2%. In June and December of 1992, Junior Notes in the principal amount of $56,101,000 were exchanged for $57,223,000 of Series B Convertible Preferred Stock. The Junior Notes are obligations of Network on a junior subordinated basis and are guaranteed on a junior subordinated basis by Holdings. Interest on the Junior Notes is payable at 11% semi-annually on April 15 and October 15, although under certain limited circumstances, deferred interest notes may be issued in lieu of interest payments. The Junior Notes are due in 1997, but the maturity of all or part of the Junior Notes may be extended by Network until October 15, 1998 under certain circumstances. Interest during the extended period will be 12.5% per annum. The Junior Notes may be redeemed at the Company's option, in whole or in part, at any time at a redemption price of 103% of principal amount through October 14, 1995 and declining each year thereafter to 101% of principal amount on October 15, 1996, subject to certain limitations.

         The terms of the Company's debt agreements contain certain financial covenants, including, among other items: (i) the maintenance of certain financial ratios and compliance with certain financial calculations and limitations; (ii) prohibition of the payment of cash dividends and the incurrence of additional indebtedness and liens; (iii) restrictions on mergers, acquisitions, and investments; and (iv) limits on capital expenditures. As of December 31, 1994, the Company was in compliance with all covenants.

         The Revolving Credit Agreement has provisions which require the Company to maintain and transfer excess cash balances, as defined, into bank accounts managed by the lenders. Such lenders have certain discretionary rights to apply such cash balances against the Company's outstanding loan amounts. At December 31, 1994, the Company had $20,650,000 in these accounts. The Company, on a daily basis, monitors its cash position and makes transfers and other transactions necessary to comply with these provisions of the Revolving Credit Agreement.

         Cash interest paid during the years ended December 31, 1994, 1993, and 1992 was $27,603,000, $26,511,000, and $46,089,000,

                  COMDATA HOLDINGS CORPORATION AND SUBSIDIARY respectively. Interest payments in 1992 included $11,930,000 paid early due to the retirement of debt.

 (7)     INCOME TAXES:

         Effective January 1, 1992, the Company adopted the provisions of SFAS 109, "Accounting for Income Taxes." The Company had net operating loss carryforwards for financial reporting and income tax purposes of approximately $25,000,000 and $14,000,000, respectively, at December 31, 1991. As a result, no adjustment was required for the cumulative effect of this accounting change. However, since the accounting treatment for presenting extraordinary losses and net operating losses under SFAS 109 differs from the Company's previous accounting method, the effect of the adoption in 1992 was to increase the amount of net income before extraordinary item by $.31 per share and to increase the amount of the extraordinary loss per common share by the same amount, with no effect on net income per common share.

         Significant components of the provision (benefit) for income taxes consist of the following (in thousands):

                                     1994             1993           1992
                                     ----             ----           ----
         Current:
           Federal                  $ 5,561         $   135         $  -
           State                        920             100            -
                                    -------         -------         -------
         Total current                6,481             235            -

         Deferred                    (3,204)            -              -
                                    -------         -------         -------

         Total provision            $ 3,277         $   235         $  -
                                    =======         =======         =======

         The differences between the effective income tax rates as determined from the consolidated statements of operations and the Federal statutory rates were as follows:

                                                                   1994           1993          1992
                                                                   ----           ----          ----
 Federal statutory rate                                           35.0%          (35.0%)        34.0%
 Extraordinary loss on debt retirement                              -               -         (187.0%)
 Amortization and write-off of nondeductible goodwill              2.5%           38.4%        131.2%
 Increase (decrease) in the valuation allowance related
   to the deferred tax assets and tax loss carryforwards         (31.8%)          (3.4%)        20.3%
 State income taxes                                                4.3%             -             -
 Other, net                                                        0.4%            0.1%          1.5%
                                                                 -----           -----        ------
                                                                  10.4%            0.1%           - %
                                                                 =====           =====        ======

                  COMDATA HOLDINGS CORPORATION AND SUBSIDIARY

         The Company used approximately $13.5 million of tax loss carryforwards during 1994. Approximately $1.2 million of these carryforwards related to tax deductions resulting from employees' exercise of nonqualified stock options and early disposition of incentive stock options in the years in which the carryforwards originated. The tax benefit on this portion of the carryforwards and the tax benefit of current year dispositions was recorded to paid-in capital during 1994.

         At December 31, 1994, the Company had tax loss carryforwards of approximately $300,000. In addition, certain domestic and foreign subsidiaries of Network had pre-acquisition tax loss carryforwards of approximately $12.2 million and $1.6 million, respectively. These carryforwards expire at various dates from 1995 through 2007. These carryforwards are limited under various provisions of the applicable tax statutes. As a result, the Company has recorded valuation allowances for these carryforwards.

         Principal current and noncurrent deferred tax assets, at a 39% composite federal and state tax rate on the cumulative temporary differences and tax carryforwards, consist of the following at December 31 (in thousands):

                                                                  1994              1993
                                                                  ----              ----
         Current deferred tax assets:
           Bad debt reserves                                    $ 2,158            $ 2,350
           Other accrued liabilities                              1,183              1,628
           Other, net                                               204                384
           Valuation allowance                                     -                (4,362)
                                                                -------            -------

         Total current asset                                      3,545               -
                                                                -------            -------

         Noncurrent deferred tax assets:
           Depreciation                                             955                871
           Intangibles                                              424                758
           Deferred compensation                                    566                588
           Deferred revenue                                       1,459              2,389
           Tax loss carryforwards and tax credits -
              Domestic                                            5,327              5,786
              Foreign                                               717                770
           Valuation allowance                                   (5,473)           (11,162)
                                                                -------            -------
         Total noncurrent asset                                   3,975               -
                                                                -------            -------
         Net deferred tax assets                                $ 7,520            $  -
                                                                =======            =======

         The net decrease in the valuation allowances during 1994 was approximately $10,051,000. In determining the valuation allowance

                  COMDATA HOLDINGS CORPORATION AND SUBSIDIARY for its deferred tax assets, the Company has used certain assumptions about levels of future pretax income that are consistent with historical results.

         The current liability includes amounts for possible income tax adjustments that, if determined not to be required, will reduce the effective income tax rates in future periods.

         During 1994 and 1993, income tax payments were approximately $6,822,000 and $80,000, respectively. No income taxes were paid during 1992.

(8)      STOCK OPTION PLAN:

         The Company has an employee stock option plan that provides for the granting of incentive stock options and nonqualified stock options. Up to 2,750,000 shares of common stock may be issued under this plan, and options granted vest ratably over a five year period from the date of grant. At December 31, 1994, there were options for 2,033,000 shares outstanding at option prices of $6.00 to $15.00 per share. As of such date, options for 914,000 shares were exercisable at $6.00 to $15.00 per share. During 1994, 1993, and 1992, options were exercised for 144,000, 85,000, and 73,000 shares, respectively, at prices from $6.00 to $11.75 per share, and options were canceled for 103,000, 70,000, and 184,000 shares, respectively, at prices from $6.00 to $15.00 per share.

         As of December 31, 1994 and 1993, unearned compensation related to nonqualified stock options was $235,000 and $451,000, respectively. In 1994, 1993, and 1992, $86,000, $333,000 and $342,000, respectively, was charged to expense and credited to paid-in capital for amounts earned through vesting of nonqualified stock options.

(9)      COMMITMENTS:

         The Company leases office space, computer equipment, and other equipment under noncancelable operating leases expiring through 2001. Future minimum rental commitments required under operating leases having initial or remaining noncancelable lease terms in excess of one year as of December 31, 1994 are as follows: 1995 -- $3,613,000; 1996 -- $2,959,000; 1997 --
$2,778,000; 1998 -- $2,725,000; 1999 -- $2,321,000; thereafter, $4,147,000.

         Rental expense charged to operations under operating lease arrangements was $4,005,000, $4,362,000, and $5,580,000, for the years ended December 31, 1994, 1993, and 1992, respectively.

         In 1991, the Company entered into a Sales, Marketing and Operations Agreement with PCI, Inc. ("PCI"), a wholly owned subsidiary of Players International, Inc., under which PCI provided all sales, marketing, and field support services for the

                  COMDATA HOLDINGS CORPORATION AND SUBSIDIARY

Company's cash advance services in the gaming industry. Under the terms of this agreement, PCI was entitled to monthly service fees and additional payments to the extent PCI was able to increase revenues or profitability at the gaming cash advance locations. During 1992, the Company recognized expenses of $5,310,000 under this agreement.

         In December 1992, the Company and PCI modified this agreement to provide that, as of January 1993, the Company resumed responsibility for these sales, marketing, and field support operations. PCI continues to provide sales and marketing consulting services, and is subject to a noncompete agreement through December 1998. As compensation for these services and the agreement not to compete, the Company granted certain concessions or made payments to PCI totaling $992,000, and agreed to make payments totaling $500,000 per year through the end of 1996. During 1993, the Company paid the remaining balance due under this obligation at a discounted amount. The total of the concessions and payments together with the net present value of the payments to be made through 1996, have been recorded as a noncompete agreement in the accompanying consolidated balance sheet, and is being amortized over the remaining term of the noncompete agreement.

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

         During 1993, the Company entered into an agreement with AT&T pursuant to which it received certain promotional credits against telecommunications expense totaling approximately $1,423,000, in exchange for a commitment to purchase a minimum of $7,650,000 of long distance services from AT&T annually over a three-year period. The credits received are being recorded as a reduction of telecommunications expense over the term of the agreement. During 1994, the Company assigned its obligations under this agreement to a telecommunications reseller, relieving the Company of its commitments under the original agreement, in exchange for a best-efforts commitment to purchase $2,400,000 annually from the reseller.

         The Company has in place agreements with certain employees that provide for severance payments in the event of termination, at amounts based on salary and length of service, as defined. With respect to certain executive officers, the agreements also provide for severance in the event of a change in control of the Company.

                  COMDATA HOLDINGS CORPORATION AND SUBSIDIARY

(10)     CONTINGENCIES:

         The Company, Network, certain former directors of Network, and Alex. Brown & Sons Incorporated ("Alex. Brown") were initially named as parties in a lawsuit brought by Alex Eisenberg, a former stockholder of Network. Pursuant to the Company's indemnification obligations, the individual defendants and Alex. Brown were dismissed from the action and the Company and Network have assumed the defense of the claims in respect of such defendants. On September 24, 1992, the Court entered an order dismissing the class action allegations relating to the former directors of Network. Prior to the end of 1993, counsel for Eisenberg and Network reached agreement upon the settlement of this matter, subject to court approval and certain other procedures. An order of final judgment and dismissal with prejudice was entered in December 1994.

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

         On August 26, 1994 an action was commenced in the Superior Court of the State of California for the County of Sacramento, entitled Mary Middleton, Plaintiff v. Comdata Network, Inc. et. al., Defendants. The defendants subsequently removed the action to Federal Court. The complaint alleges that two Network employees, with the knowledge, permission, consent and encouragement of the corporate defendants and certain named supervisory personnel and officers, violated California and federal law by placing numerous offensive long-distance telephone calls to the plaintiff. The plaintiff alleges general and special damages and is seeking punitive damages. Upon motion by the defendants, the Court ordered the action dismissed against the supervisory personnel and officers. Network believes that this lawsuit is without merit as to the claims made against it and Network is vigorously defending this action.

         The Company is a defendant in certain other pending litigation arising in the course of its business. While the final outcome of these lawsuits cannot be predicted with certainty, it is the opinion of Management, after consulting with its legal counsel, that any ultimate liability would not materially affect the consolidated financial position of the Company.

                  COMDATA HOLDINGS CORPORATION AND SUBSIDIARY

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

         In connection with the Services Agreement, ISSC paid $15,000,000 in cash to the Company and assumed certain lease obligations in order to acquire certain computer equipment, to obtain access to the Company's software, to acquire the right to extend employment to certain employees of the Company, to obtain access to and use of the Company's facilities, and to reimburse certain transition expenses to be incurred by the Company. This $15,000,000, net of approximately $694,000 of net assets sold to ISSC, has been recorded as a deferred credit in the accompanying consolidated balance sheet, and is being amortized during the term of the Services Agreement.

         The amount of expense recorded pursuant to this Services Agreement, net of the amortization of the deferred credit, was $11,217,000, $10,031,000, and $8,669,000 in 1994, 1993, and 1992 respectively. Because ISSC has assumed responsibility for this function including the related personnel and operating costs, the Company has experienced improved effectiveness and technology improvements without any significant increase in cost. The Services Agreement currently provides for monthly payments of approximately $1,000,000 through August 2001. Annual payments are subject to adjustment for changes in the level of defined services and inflation. Cancellation of the Services Agreement requires payment of a substantial termination fee.

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

                  COMDATA HOLDINGS CORPORATION AND SUBSIDIARY

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

         The Series B and Series C shares are convertible into the Company's common stock at a price of $6.00 per share. This rate is subject to adjustment if new common shares are issued at prices below either the existing conversion price or the market price of the common stock, as defined. The Company may elect to force conversion of Preferred Stock at the conversion rate if the Company's common stock reaches a volume-weighted average trading price, as defined, greater than $19.50 per share or the Company completes a placement of common stock that meets certain requirements. There are no mandatory redemption provisions.

         During 1993, 10,193 Series B shares with a liquidation value of $1,150,000 were converted into 191,692 shares of Common Stock.

         Dividends on the Series A preferred shares were paid by issuing shares of the Company's common stock until the end of 1992 and were subsequently paid in additional shares of Series A Preferred Stock. In September 1994, Comdata and ATC, the owner of the outstanding Series A Preferred Stock, agreed to eliminate future dividends on the Series A Preferred Stock after June 15, 1994. In December 1994, all of the outstanding Series A shares, having a liquidation value of $17,173,000, were converted into 1,601,918 shares of common stock.

                  COMDATA HOLDINGS CORPORATION AND SUBSIDIARY

(14)     QUARTERLY SUMMARY (UNAUDITED):

                                                                           QUARTER
                                                     ----------------------------------------------------
                                                     FIRST          SECOND         THIRD           FOURTH
                                                     -----          ------         -----           ------
                                                              (In thousands, except per share data)
 1994
 Revenue                                             $57,390        $60,521        $63,593         $61,778
 Income before interest and taxes                     13,218         15,460         17,151          16,165
 Net income for common stock                           1,302          3,395          5,727           4,808
 Net income per common and common equivalent share
                                                     $  0.09        $  0.21        $  0.26         $  0.23 (b)


                                                                           QUARTER
                                                     ----------------------------------------------------
                                                     FIRST          SECOND         THIRD           FOURTH
                                                     -----          ------         -----           ------
                                                              (In thousands, except per share data)
 1993
 Revenue                                             $49,023        $52,001        $55,961         $ 55,331
 Income (loss) before interest and taxes               9,995         10,601         11,927         (219,125) (a)
 Net income (loss) for common stock                     (681)           (91)           992         (229,908) (a)
 Net income (loss) per common share                  $ (0.05)       $  -           $  0.07         $ (15.84) (b)

(a) The loss in the fourth quarter of 1993 is due to the write-off of $230,257,000 of goodwill and other intangibles. See Note 2 for a discussion of this write-off.

(b) The sum of the quarterly amounts for net income (loss) per common share does not equal the annual amount of net income (loss) per common share due to the timing of common share issuances and quarterly net income or loss results.

(15)     RELATED PARTY TRANSACTIONS:

         As described in Note 9, the Company has entered into a Telecommunications Agreement with ATC, the owner of all the outstanding shares of Series A Preferred Stock. During 1994, 1993, and 1992, the Company incurred expenses of $13,740,000, $11,211,000, and $7,673,000, respectively, related to the Telecommunications Agreement. Liabilities recorded related to these services and included in the accompanying consolidated balance sheets were $2,597,000 and $1,169,000 at December 31, 1994 and 1993, respectively.

                  COMDATA HOLDINGS CORPORATION AND SUBSIDIARY

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

         During 1994 and 1993, the Company purchased data processing equipment, computer software, and related services at a cost of approximately $2,507,000 and $3,326,000, respectively, from an affiliate of a significant stockholder of the Company on an arm's length basis.

(16)     COMPUTATION OF EARNINGS PER SHARE:

         The computation of earnings per share for 1994, 1993 and 1992 is set forth below:

                                                                  1994           1993             1992
                                                                  ----           ----             ----
 Net income (loss) for common stock                             $ 15,232      $(229,688)       $ (19,520)

 Add back dilutive effects of
   preferred dividends                                            12,913           -                -
                                                                --------      ---------        ---------
 Adjusted income (loss) applicable to
   common stock                                                 $ 28,145      $(229,688)       $ (19,520)
                                                                ========      =========        =========

 Weighted average common shares outstanding                       14,862         14,447           14,282

 Issuance of stock under dilutive options                            142           -                -
 Assumed conversion of preferred stock                            16,773           -                -
                                                                --------      ---------        ---------
 Weighted average common and common equivalent shares
   outstanding                                                    31,777         14,447           14,282
                                                                ========      =========        =========
 Net income (loss) per common and
   common equivalent share                                      $   0.89      $  (15.90)       $   (1.37)
                                                                ========      =========        =========

         The Company's stock options and convertible preferred stock were antidilutive in 1993 and 1992, and are therefore excluded from the computation of earnings per share in those years.

(17)     EVENT SUBSEQUENT TO DATE OF AUDITORS'
         REPORT (UNAUDITED):

         In February 1995, the Company sold the net assets of its retail services division, which provides check authorization and collection services. The consideration received was approximately $4,000,000, consisting of $3,500,000 in cash and a $500,000 promissory note, due in February 1996, subject to the resolution

                  COMDATA HOLDINGS CORPORATION AND SUBSIDIARY of certain contingencies. The sales proceeds are approximately equal to the carrying value of the net assets sold, including related costs of the transaction, and no significant gain or loss is expected from this transaction.

                                                                     SCHEDULE II




                  COMDATA HOLDINGS CORPORATION AND SUBSIDIARY


                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

               FOR THE YEARS ENDED DECEMBER, 1994, 1993, AND 1992



      Column A                 Column B                       Column C                    Column D         Column E
 ------------------          ------------         -------------------------------       -------------     ----------
                                                             Additions
                                                                                        Uncollectible
                              Balance at           Charged to          Charged to         Accounts        Balance at
                             Beginning of           Costs and             Other         Deducted From       End of
    Description                 Period               Expenses           Accounts         the Reserve        Period
 ------------------          ------------         -----------          ----------       -------------     ----------
 1994 --

 Allowance for doubtful
   accounts                  $ 6,087,000          $ 5,380,000         $      -           $ 5,853,000      $ 5,614,000
                             ===========          ===========         ===========        ===========      ===========


 1993 --

 Allowance for doubtful
   accounts                  $ 5,839,000          $ 5,055,000         $   337,000 (1)    $ 5,144,000      $ 6,087,000
                             ===========          ===========         ===========        ===========      ===========


 1992 --

 Allowance for doubtful
   accounts                  $ 9,753,000          $ 6,004,000         $      -           $ 9,918,000      $ 5,839,000
                             ===========          ===========         ===========        ===========      ===========



(1) Represents amounts recorded for allowance for doubtful accounts in connection with acquisitions.

                                    PART III

                              ____________________


ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information as to the directors and executive officers of Holdings:

                  NAME                   AGE         TITLE
                  ----                   ---         -----
 George L. McTavish  . . . . . . . . .   53          Chairman and Chief Executive Officer, Director
 Edward A. Barbieri  . . . . . . . . .   53          President and Chief Operating Officer, Director
 Dennis R. Hanson  . . . . . . . . . .   48          Executive Vice President and Chief Financial Officer,
                                                       Director
 Henry P. Cincere  . . . . . . . . . .   44          Senior Vice President
 Michael Czwornog* . . . . . . . . . .   42          Senior Vice President
 Charles P. Harris . . . . . . . . . .   49          Senior Vice President
 Peter D. Voysey . . . . . . . . . . .   49          Vice President, General Counsel and Secretary
 John A. West  . . . . . . . . . . . .   49          Senior Vice President
 Bruce K. Anderson . . . . . . . . . .   55          Director
 Patrick J. Welsh  . . . . . . . . . .   51          Director
 Dana J. O'Brien . . . . . . . . . . .   39          Director
 Louis P. Buglioli . . . . . . . . . .   45          Director
 Stephen E. Raville  . . . . . . . . .   47          Director
 Phyllis Haberman  . . . . . . . . . .   46          Director

*Resigned February 14, 1995

         Holdings' executive officers and directors also serve as executive officers and directors, respectively, of the Company. All executive officers serve at the discretion of the Board of Directors. All directors hold office until the next annual meeting of stockholders and until their successors have been elected and qualified.

BIOGRAPHIES

         George L. McTavish was elected to the Board of Directors of Holdings in November 1987. From November 1987 through March 1992, he served as President and Chief Executive Officer of Holdings and as Chief Executive Officer of the Company. In March 1992, Mr. McTavish was elected to the office of Chairman of the Board of Directors of each of the Company and Holdings.
From September 1984 to July 1987, Mr. McTavish was Chairman and Chief Executive Officer of Hogan Systems, Inc., a provider of computer software products to the banking industry based in Dallas, Texas. Prior thereto, Mr. McTavish was Executive Vice President and Chief Operating Officer of SEI Corporation, also a provider of computer software products to the banking industry, based in Wayne, Pennsylvania. Mr. McTavish, was elected to the Board of Directors of Broadway & Seymour, Inc. in June 1993.

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

         Henry P. Cincere was named a Senior Vice President of Holdings in February 1991. Prior thereto, he served as a Vice President of Holdings beginning in June 1989. Mr. Cincere has been employed by Comdata since March 1984 and has served in various other positions including President of the Network Services Division since January 1993, in which capacity he continues to serve, and President of the Transportation Services Division from February 1991 to January 1993. Prior to joining the Company, Mr. Cincere was General Manager of Triangle Fleet Service, Inc., as subsidiary of North American Van Lines, Inc., from March 1983 until March 1984.

         John A. West was elected Senior Vice President of Holdings and Senior Vice President and General Manager of the Company's Consumer Services Division in July 1994. Prior to joining the Company, Mr. West served at various times as a consultant to the transaction processing industry in a number of areas, including systems integration, business development, and network services. Additionally, Mr. West served as General Manager and Chief Operating Officer for Wegmans Transaction Services in Rochester, New York from June 1992 to July 1993. He was the Senior Vice President, Sales and Marketing, for Shared Financial Systems from February 1990 to January 1991, and from July 1987 to February 1990 served as Vice President and General Manager of Electronic Data Systems (EDS) Corporation's Financial Systems Division.

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

         Michael Czwornog was named Senior Vice President and General Manager of the Company's Retail Services Division in January 1993, and was elected a Senior Vice President of Holdings in June 1993. From September 1990 to September 1992, Mr. Czwornog was employed by TeleCheck Services, Inc., a leading national provider of check guarantee and collection services, most recently as President and Chief Executive Officer. TeleCheck was previously a wholly-owned subsidiary of McDonnell Douglas Corporation, where Mr. Czwornog had been employed since 1980. Mr. Czwornog resigned his positions with the Company and Holdings effective February 14, 1995.

                 Charles P. Harris joined the Company in January 1992 as Senior Vice President of Sales for the Transportation Services Division. He was named Senior Vice President and General Manager of the Transportation Services Division in January 1993 and was elected a Senior Vice President of Holdings in June 1993. Prior to joining Comdata, Mr. Harris was employed by Diebold Incorporated for 17 years, most recently as Corporate Vice President, United States Sales Group.

ITEM 11.   EXECUTIVE COMPENSATION

         Summary Compensation Table


         The following Table summarizes the compensation paid or accrued by the Company during the three years ended December 31, 1994 to those persons who, as of December 31, 1994, were the Company's Chief Executive Officer and the four most highly compensated Executive Officers other than the Chief Executive Officer (such five officers, collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE



                                                                                    LONG TERM
                                                                                   COMPENSATION
                                ANNUAL COMPENSATION                                   AWARDS
 ----------------------------------------------------------------------------      ------------

                                                                                                             ALL OTHER
                                                    SALARY           BONUS          OPTIONS (21)            COMPENSATION
 NAME AND PRINCIPAL POSITION            YEAR         ($)              ($)              (#)                       ($)
 ---------------------------            ----        ------           -----         ------------            ------------
 George L. McTavish                     1994      $330,477         $151,161         100,000                 $  4,898 (1)
   Chairman and Chief                   1993       325,000             -             94,667 (16)               4,814 (2)
   Executive Officer, Director          1992       325,000           95,566            -                       3,985 (3)

 Edward A. Barbieri                     1994       258,792          111,240          75,000                    5,391 (4)
   President and Chief                  1993       254,687             -             87,334 (17)               5,294 (5)
   Operating Officer, Director          1992       194,231           74,125         133,333                  100,750 (6)

 Dennis R. Hanson                       1994       206,723           99,065          75,000                    3,826 (7)
   Executive Vice President and         1993       203,750             -             53,000 (18)              11,097 (8)
   Chief Financial Officer, Director    1992       151,538           51,875         100,000                   55,720 (9)

 Henry P. Cincere                       1994       167,342           51,634          30,000                    4,225 (10)
   Senior Vice President                1993       167,785             -             21,668 (19)               3,215 (11)
                                        1992       165,000           54,331            -                       2,736 (12)

 Charles P. Harris                      1994       132,766           45,804          30,000                    3,411 (13)
   Senior Vice President                1993       132,000             -             33,834 (20)              35,052 (14)
                                        1992       120,000           18,000            -                      40,382 (15)


  (1) Amount includes $3,170 for contributions by the Company to a 401(k) plan and $1,728 for term life insurance premiums paid by the Company.
  (2) Amount includes $3,086 for contributions by the Company to a 401(k) plan and $1,728 for term life insurance premiums paid by the Company.
  (3) Amount includes $2,257 for contributions by the Company to a 401(k) plan and $1,728 for term life insurance premiums paid by the Company.
  (4) Amount includes $3,663 for contributions by the Company to a 401(k) plan and $1,728 for term life insurance premiums paid by the Company.
  (5) Amount includes $3,566 for contributions by the Company to a 401(k) plan and $1,728 for term life insurance premiums paid by the Company.
  (6) Amount includes $78,534 of relocation cost reimbursements, $20,920 of reimbursement for related income taxes, and $1,296 for term life insurance premiums paid by the Company.

  (7) Amount includes $2,782 for contributions by the Company to a 401(k) plan and $1,044 for term life insurance premiums paid by the Company.
  (8) Amount includes $6,701 of relocation cost reimbursements, $803 of reimbursement for related income taxes, $2,549 for contributions by the Company to a 401(k) plan, and $1,044 for term life insurance premiums paid by the Company.
  (9) Amount includes $42,565 of relocation cost reimbursements, $12,372 of reimbursement for related income taxes, and $783 for term life insurance premiums paid by the Company.
 (10) Amount includes $3,638 for contributions by the Company to a 401(k) plan and $587 for term life insurance premiums paid by the Company.
 (11) Amount includes $2,632 for contributions by the Company to a 401(k) plan and $583 for term life insurance premiums paid by the Company.
 (12) Amount includes $2,175 for contributions by the Company to a 401(k) plan and $561 for term life insurance premiums paid by the Company.
 (13) Amount includes $2,646 for contributions by the Company to a 401(k) plan and $765 for term life insurance premiums paid by the Company.
 (14) Amount includes $25,008 of relocation cost reimbursements, $6,724 of reimbursement for related income taxes, $2,575 for contributions by the Company to a 401(k) plan, and $745 for term life insurance premiums paid by the Company.
 (15) Amount includes $29,114 of relocation cost reimbursements, $10,607 of reimbursement for related income taxes, and $661 for term life insurance premiums paid by the Company.
 (16) Amounts granted in 1993 include the repricing of 66,667 options previously granted.
 (17) Amounts granted in 1993 include the repricing of 83,334 options previously granted.
 (18) Amounts granted in 1993 include the repricing of 50,000 options previously granted.
 (19) Amounts granted in 1993 include the repricing of 16,668 options previously granted.
 (20) Amounts granted in 1993 include the repricing of 16,667 options previously granted.
 (21) Amounts with respect to options have been adjusted to reflect a 1-for-3 reverse split effective November 16, 1993.


           Option Grants

                Shown below is information concerning stock option grants to the Named Executive Officers who were granted stock options during the 1994 Fiscal Year.

                      OPTIONS GRANTED IN LAST FISCAL YEAR

                                                                                                          POTENTIAL REALIZABLE
                                                                                                            VALUE AT ASSUMED
                                                                                                          ANNUAL RATES OF STOCK
                                                                                                         PRICE APPRECIATION FOR
                                       INDIVIDUAL GRANTS                                                       OPTION TERM
- ---------------------------------------------------------------------------------------------------      ----------------------


                                          % OF TOTAL
                                            OPTIONS                     MARKET
                                          GRANTED TO                   PRICE ON
                              GRANTED      EMPLOYEES     EXERCISE OR    DATE OF
                              OPTIONS         IN         BASE PRICE      GRANT        EXPIRATION
        NAME                    (#)          1994         ($/SHARE)    ($/SHARE)         DATE             5% ($)        10% ($)
        ----                  --------     ---------     ----------    ---------   ----------------      --------     ----------
 George L. McTavish           100,000        15.3%        $  8.00       $  8.00     April 26, 2004       $503,116     $1,274,994

 Edward A. Barbieri            75,000        11.4%         10.875        10.875     November 9, 2004      512,942      1,299,896

 Dennis R. Hanson              75,000        11.4%         10.875        10.875     November 9, 2004      512,942      1,299,896

 Henry P. Cincere              30,000         4.6%         10.875        10.875     November 9, 2004      205,177        519,958

 Charles P. Harris             30,000         4.6%         10.875        10.875     November 9, 2004      205,177        519,958

                  OPTION EXERCISES AND FISCAL YEAR-END VALUES

        Shown below is information with respect to exercises by the Named Executive Officers during the 1994 Fiscal Year of options to purchase common stock pursuant to Holdings' stock option plans and information with respect to unexercised options to purchase common stock held by the Named Executive Officers as of the end of the 1994 Fiscal Year.


                      AGGREGATED OPTION EXERCISES IN 1994
                          AND YEAR END OPTION VALUES

                                                                                                  VALUE OF
                                                                       NUMBER OF                UNEXERCISED
                                                                      UNEXERCISED               IN-THE-MONEY
                                                                      OPTIONS AT                 OPTIONS AT
                                                                   DECEMBER 31, 1994          DECEMBER 31, 1994
                        SHARES ACQUIRED ON
                              EXERCISE         VALUE REALIZED         EXERCISABLE/               EXERCISABLE/
       NAME                     (#)                  ($)             UNEXERCISABLE              UNEXERCISABLE
       ----             ------------------     --------------      -----------------          -----------------
 George L. McTavish             --                   --                  205,601                   $942,505
                                                                         122,400                    407,500

 Edward A. Barbieri             --                   --                   54,134                    214,169
                                                                         158,200                    365,000

 Dennis R. Hanson               --                   --                   40,600                    171,875
                                                                         137,400                    300,000

 Henry P. Cincere               --                   --                   37,669                    177,716
                                                                          40,666                     48,331

 Charles P. Harris              --                   --                   13,435                     41,984
                                                                          50,399                     78,747

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

EMPLOYMENT CONTRACTS

         On November 29, 1994, the Company entered into severance agreements (the "Severance Agreements") with each of George L. McTavish, Dennis R. Hanson and Edward A. Barbieri, the Company's chief executive officer, chief financial officer and chief operating officer, respectively, providing for certain payments to these executives if their employment is terminated subsequent to a "Change of Control." A Change of Control will be deemed to have occurred if
(i) any person (other than the Company, its subsidiaries, employee benefit plans or holders of at least 5% of the outstanding Common Stock of the Company on the date of the Severance Agreements) acquires more than 30% of the outstanding voting stock of the Company, (ii) as the result of a merger, tender offer or other combination, a majority of the outstanding voting stock of the Company is held by holders who did not own voting stock of the Company prior to such combination, or (iii) a majority of the board of directors changes over the course of two consecutive years and such new directors have not been approved by at least two-thirds of the directors in office at the beginning of such two-year period.

         The Severance Agreements run for the shortest of (x) three years, (y) termination of employment of the executive other than for the reasons discussed below, and (z) 18 months after a Change of Control if the executive has not terminated his own employment for Good Reason, as defined below.

         If, subsequent to a Change of Control, the executive's employment is terminated (a) by the executive in general due to a negative change by the Company in the executive's salary or duties, or a relocation or (b) by the Company other than for cause, as defined in the Severance Agreements, then the Company will be obligated to make the following payments to the executives:
(1) to Mr. McTavish, three times his average annual salary over the preceding three years and three times the highest bonus paid to him over such three-year period; and (2) to each of Messrs. Hanson and Barbieri, two and one-half times his respective average annual salary over the preceding three years and two and one-half times the highest bonus paid to such executive over such three-year period. In addition, the Company will provide term life, health and disability insurance comparable to that provided while the executive was employed by the Company and any unvested stock awards will vest immediately and be exercisable for one year. In the event that the aggregate payments due to an executive as a result of termination of employment, including any payments owing under a Severance Agreement, constitute "parachute payments" under the Internal Revenue Code of 1986, as amended (the "Code"), the Company will increase such payments to the extent necessary to offset any additional taxes imposed by the Code.

         In addition, Messrs. Barbieri and Hanson each have severance arrangements providing that, in the event their employment is terminated for any reason not associated with a Change of Control, they will receive eighteen months' severance based upon their salary at the time of any such action.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During 1994, the Board's Compensation Committee was composed of Patrick J. Welsh, Bruce K. Anderson and George L. McTavish. Mr. Anderson is a former Chairman of the Board, and Mr. McTavish is the current Chairman and Chief Executive Officer of Holdings. Mr. Anderson is a general partner of the sole general partner of Information Partners, and Messrs. Welsh and Anderson are general partners of the sole general partner of each of WCAS IV, WCAS VI, Venture Partners and Capital Partners, which are collectively the largest stockholder of Holdings.

- ---------------------------

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN
           BENEFICIAL OWNERS AND MANAGEMENT

        All outstanding shares of the capital stock of the Company are held by Holdings. The following table sets forth as of February 15, 1995 certain information with respect to the shares of Common Stock of Holdings beneficially owned by stockholders known to Holdings to own beneficially more than 5% of the shares of such class and the shares of Common Stock beneficially owned by the Company's directors and Named Executive Officers and by all of its executive officers and directors as a group. The shares listed below and the percentage of ownership for each person named below have been calculated assuming that all outstanding shares of Preferred Stock have been converted into shares of Common Stock, that all presently exercisable options issued pursuant to the Comdata Holdings Corporation Restricted Stock purchase Plan have been exercised and that all options that will become exercisable within 60 days from the date hereof have been exercised.

                                                                                                      SHARES OF
                                                       COMPONENTS OF COMMON STOCK                    COMMON STOCK
                                                           BENEFICALLY OWNED
         NAME AND ADDRESS OF                                                                 BENEFICIALLY        PERCENT OF
        BENEFICIAL OWNERS (a)                       COMMON                PREFERRED              OWNED             CLASS
        --------------------                        ------                ---------          ------------        ----------
 Welsh, Carson, Anderson & Stowe IV (b)            2,648,147               269,986 (c)         2,918,133             8.6%
 One World Financial Center
 200 Liberty Street, Suite 3601
 New York, New York 10281

 Welsh, Carson, Anderson & Stowe VI (b)                 -                1,258,106 (d)         1,258,106             3.7%
 One World Financial Center
 200 Liberty Street, Suite 3601
 New York, New York 10281

 WCAS Information Partners (b)                          -                   18,244 (d)            18,244             0.1%
 One World Financial Center
 200 Liberty Street, Suite 3601
 New York, New York 10281

 WCAS Venture Partners (b)                            75,000                    -                 75,000             0.2%
 One World Financial Center
 200 Liberty Street, Suite 3601
 New York, New York 10281

 WCAS Capital Partners, L.P. (b)                     703,443             5,543,639 (d)         6,247,082            18.3%
 One World Financial Center
 200 Liberty Street, Suite 10281
 New York, New York 10281

 New York Life Insurance Company (e)                 545,558             1,437,448 (d)         1,983,006             5.8%
 51 Madison Avenue, Room 203
 New York, New York 10010

 New York Life Insurance and                         545,558             1,437,448 (d)         1,983,006             5.8%
 Annuity Corporation (e)
 51 Madison Avenue, Room 203
 New York, New York 10010

 Northwestern Mutual Life                            280,566             2,232,279 (d)         2,512,845             7.4%
 Insurance Company
 720 East Wisconsin Avenue
 Milwaukee, Wisconsin 53202


                                                                                              SHARES OF
                                                       COMPONENTS OF COMMON STOCK            COMMON STOCK
                                                           BENEFICALLY OWNED
         NAME AND ADDRESS OF                                                                 BENEFICIALLY        PERCENT OF
        BENEFICIAL OWNERS (a)                       COMMON                PREFERRED              OWNED             CLASS
        --------------------                        ------                ---------          ------------        ----------
 Prudential Venture Partners II (f)               1,111,111                 435,427 (c)         1,546,538            4.5%
 717 Fifth Avenue
 New York, New York 10022

 Advanced Telecommunications Corporation          1,728,730                 161,668 (c)         1,890,398            5.5%
 945 East Paces Ferry Road, Suite 2100
 Atlanta, Georgia 30326

 Charterhouse Equity Partners, L.P. (g)                -                  4,299,558 (c)         4,299,558           12.6%
 535 Madison Avenue
 New York, New York 10022

 Bruce K. Anderson (b)                            3,426,590               7,153,485 (c)(d)     10,580,075           31.0%

 Patrick J. Welsh (b)                             3,426,590               7,135,241 (c)(d)     10,561,831           31.0%

 Dana J. O'Brien (f)                              1,111,111                 435,427 (c)         1,546,538            4.5%

 Louis Buglioli                                        -                       -                     -               0.0%

 Stephen Raville                                       -                       -                     -               0.0%

 Phyllis Haberman (g)                                  -                  4,299,558 (c)         4,299,558           12.6%

 George L. McTavish                                 348,934                    -                  348,934            1.0%

 Edward A. Barbieri                                  66,134                    -                   66,134            0.2%

 Dennis R. Hanson                                    50,600                    -                   50,600            0.1%

 Henry P. Cincere                                    38,508                    -                   38,508            0.1%

 Charles P. Harris                                   13,435                    -                   13,435             *

 Michael Czwornog                                    12,001                    -                   12,001             *


                                                                                              SHARES OF
                                                       COMPONENTS OF COMMON STOCK            COMMON STOCK
                                                           BENEFICALLY OWNED
         NAME AND ADDRESS OF                                                                 BENEFICIALLY        PERCENT OF
        BENEFICIAL OWNERS (A)                       COMMON                PREFERRED              OWNED             CLASS
        --------------------                        ------                ---------          ------------        ----------
 John A. West                                        6,000                    -                   6,000               *

 Peter D. Voysey                                     8,786                    -                   8,786               *

 All directors and executive officers              544,398                 127,020              671,418              1.9%
   as a group (14 persons) (h)

 *       Less than 0.1%
(a) Except as otherwise noted below, the persons named in the table have sole voting powers and investment power with respect to all shares set forth in the table.
(b) Messrs. Anderson and Welsh may be deemed to own beneficially the shares of Common Stock owned by WCAS IV, WCAS VI, Venture Partners and Capital Partners because they are general partners of the sole general partner of each of WCAS IV, WCAS VI, Venture Partners and Capital Partners. Mr. Anderson is also a general partner of the sole general partner of Information Partners. The shares listed opposite the names of Messrs. Anderson and Welsh include shares owned or issuable to WCAS IV, WCAS VI, Information Partners, Venture Partners and Capital Partners, respectively.
(c) Includes shares of Common Stock issuable upon conversion of shares of Series C Convertible Preferred Stock owned and accrued dividends thereon through February 15, 1995.
(d) Includes shares of Common Stock issuable upon conversion of shares of Series B Convertible Preferred Stock owned and accrued dividends thereon through February 15, 1995.
(e) New York Life Insurance Company controls New York Life Insurance and Annuity Corporation and may be deemed to own beneficially the securities held by it.
(f) Mr. O'Brien may be deemed to own beneficially the shares of Common Stock owned by or issuable to PVP because he is a Vice President of the sole general partner of PVP. The shares listed opposite Mr. O'Brien's name are owned by or are issuable to PVP.
(g) Ms. Haberman may be deemed to own beneficially the shares of Common Stock issuable to Charterhouse, because Ms. Haberman is a Vice President of Charterhouse. The shares listed opposite Ms. Haberman's name are owned by or are issuable to Charterhouse.
(h) The shares beneficially owned by WCAS IV, WCAS VI, Information Partners, Venture Partners, Capital Partners, PVP and Charterhouse, which are deemed to be beneficially owned by Messrs. Anderson, Welsh, O'Brien, and Ms. Haberman, respectively, are not included in shares owned by all directors and executive officers as a group.

ITEM 13.   CERTAIN RELATIONSHIPS AND TRANSACTIONS

         In March 1990, Holdings sold 148,148 shares of Common Stock to WCAS IV and 1,111,111 shares to Common Stock to PVP, pursuant to the Common Stock Purchase Agreement dated as of March 9, 1990 (the "Common Stock Purchase Agreement"). Messrs. Anderson and Welsh, who are directors of Holdings, are general partners of the sole general partner of WCAS IV. WCAS IV, WCAS VI, Information Partners, Venture Partners and Capital Partners are engaged in venture capital investing and acquisitions. WCAS IV, WCAS VI, Information Partners, Venture Partners and Capital Partners are collectively the largest stockholder of Holdings, beneficially owning 31.0% of the outstanding shares of Common Stock on a fully diluted basis.

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

         In connection with the acquisition of Network by Holdings, the Company issued a total of $62.3 million of Junior Notes, of which $25.0 million was issued to Capital Partners. In June 1992, Capital Partners exchanged $4.1 million aggregate principal amount of Junior Notes, with a book value of approximately $3.5 million net of related discount and issuance costs, for 140,000 shares of Series B Preferred Stock, having a stated price and liquidation value of $3.5 million. The remaining $20.9 million aggregate principal amount of Junior Notes held by Capital Partners was exchanged pursuant to the recapitalization of the Company on December 29, 1992, and the terms of the Series B Preferred Stock issued to Capital Partners in June 1992 was modified to reflect the terms negotiated with the other holders of the Junior Notes, including the issuance of additional shares to reflect an exchange price of 102% of the principal amount originally held.

         Also in connection with the recapitalization, WCAS IV and PVP purchased an aggregate 47,975 shares of Series C Preferred Stock.

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

         Commencing in the fourth quarter of 1991, Benton International, Inc. ("Benton") has rendered certain consulting services to the Company. The Company had paid approximately $508,000 to Benton in connection with such services. Louis P. Buglioli, a director of the Company and Holdings, is President of Benton.

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

         During 1993, the Company purchased data processing equipment and computer software at a cost of approximately $3.3 million from Broadway & Seymour, Inc., an affiliate of WCAS IV.

         Commencing in the fourth quarter of 1994, FISERV EFT ("FiServ") has provided services related to the Company's ATM funds transfer services for the gaming industry. Fees incurred under the agreement in 1994 were insignificant, but are expected to increase in 1995. Bruce K. Anderson, a director of the Company, is also a director of FiServ.

         The transactions described above with PVP, ATC, and CES were negotiated on an arm's-length basis at a time when such parties were not affiliated with the Company. In the judgment of the Company's Board of Directors, the terms of the other transactions described above are fair and reasonable and are not less favorable to the Company than those that could have been obtained from independent third parties.

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT
             SCHEDULES, AND REPORTS ON FORM 8-K

         (a) 1.  Financial Statements

         The following consolidated financial statements of Comdata Holdings Corporation and Comdata Network, Inc. are included herein:

             Report of Arthur Andersen LLP, Independent Public Accountants

             Consolidated Balance Sheets - as of December 31, 1994 and 1993

             Consolidated Statements of Operation - for the years ended December 31, 1994, 1993 and 1992

             Consolidated Statements of Stockholders' Equity - for the years ended December 31, 1994, 1993 and 1992

             Consolidated Statements of Cash Flows - for the years ended December 31, 1994, 1993 and 1992

             Notes to Consolidated financial statements

         (a) 2.  Financial Statement Schedules

         The following consolidated financial statement schedules are included herein:

             Schedule II  -  Valuation and Qualifying Accounts


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

         (a) 3.  Exhibits

         The following exhibits are included herein or incorporated by reference as indicated. Exhibit numbers refer to Item 601 of Regulation S-K.

EXHIBIT
NUMBER                         DESCRIPTION
- ------                         -----------

3.1 Certificate of Incorporation of Comdata Holdings Corporation (incorporated by reference to Exhibit 3.1 to Registration Statement No. 33-14332).

3.2 Amended By-Laws of Comdata Holdings Corporation (as Amended July 28, 1994 and as further Amended December 13, 1994.)

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

3.11 Certificate of Amendment to Certificate of Designations, Preferences and Rights of Preferred Stock of Comdata Holdings Corporation filed with the Secretary of State of Delaware on December 29, 1994.

4.1 Indenture dated December 29, 1992 among Comdata Network, Inc., Comdata Holdings Corporation and IBJ Schroder Bank & Trust Company, as Trustee, relating to the 12 1/2% Senior Notes due 1999 (incorporated by reference to Exhibit 4.1 to Registrants Annual Report on Form 10-K for fiscal 1992).

4.2 Indenture dated December 29, 1992 among Comdata Network, Inc., Comdata Holdings Corporation and Fidelity Bank, National Association, as Trustee, relating to the 13 1/4% Senior Subordinated Debentures due 2002 (incorporated by reference to Exhibit 4.2 to Registrants' Annual Report on Form 10-K for fiscal 1992).

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

10.24 Letter Agreement, dated August 14, 1992, among Welsh, Carson, Anderson & Stowe IV, Comdata Holdings Corporation and Comdata Network, Inc. (incorporated by reference to Exhibit 10.31 to Registration Statement No. 33-52018).

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

10.28 Preferred Stock Purchase Agreement, dated as of December 29, 1992, among Comdata Holdings Corporation and the Purchasers listed on
        Schedule I thereto (incorporated by reference to Exhibit 2 to Registrants' Report on Form 8-K filed January 13, 1993)
10.29 Registration Rights Agreement, dated as of December 29, 1992, among Comdata Holdings Corporation and each of the persons named on Annex A thereto (incorporated by reference to Exhibit 4 to Registrants' Report on Form 8-K filed January 13, 1993).

10.30 Credit Agreement, dated as of December 29, 1992, among Comdata Network, Inc., the financial institution's signatory thereto, BT Commercial Corporation and Banque Indosuez, New York Branch, as Agents and Bankers Trust Company, as Issuing Bank (incorporated by reference to Exhibit 1 to Registrant's Report on Form 8-K filed January 13, 1993).

10.31 Agreement, dated as of December 8, 1992, between PCI, Inc. and Comdata Network, Inc. (incorporated by reference to Exhibit 10.31 to Registration Statement No. 33-52018).

10.32 Form of letter agreement from WCAS Capital Partners, L.P. and Welsh, Carson, Anderson & Stowe IV to each of the parties listed on Annex I thereto (incorporated by reference to Exhibit 10.32 to Registration Statement No. 33-52018).

10.33 Stock Purchase Agreement, dated as of November 11, 1993, between the Shareholders of Saunders, Inc. and Comdata Holdings Corporation (incorporated by reference to Exhibit 10.33 to Registrants' Annual Report a Form 10-K for fiscal year 1993).

10.34 Assignment of Stock Purchase Agreement (Exhibit 10.33), dated as of November 11, 1993, by Comdata Holdings Corporation to Comdata Network, Inc. (incorporated by reference to Exhibit 10.34 to Registrants' Annual Report on Form 10-K for fiscal year 1993).

10.35 Asset Purchase Agreement, dated as of February 23, 1994, among RoTec - The Routing Technology Company, as Seller; Ronald J. Dombrowski, Korf
        E. Penzien, David J. Ross, Steven T. Brown, Ebrahim Airana, as Partners; and Comdata Network, Inc., as Buyer (incorporated by reference to Exhibit 10.35 to Registrants' Annual Report on Form 10-K for fiscal year 1993).

10.36 Comdata Holdings Corporation Stock Option and Restricted Stock Purchase Plan, As Amended 10/25/93 (incorporated by reference to Exhibit 10.36 to Registrants' Annual Report on Form 10-K for fiscal year 1993).

21 List of Subsidiaries of Comdata Holdings Corporation and Comdata Network, Inc. (Updated)

23      Consent of independent public accountants.

27      Financial Data Schedule (for SEC use only)

        (b) Reports on Form 8-K filed during the last quarter of the fiscal year ened December 31, 1994:

             None.

                                  SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         COMDATA HOLDINGS CORPORATION



                         By:  /s/ George L. McTavish
                              ------------------------------------
                              Chairman and Chief Executive Officer


                         Date:  March 2, 1995



                         COMDATA NETWORK, INC.



                         By:  /s/ George L. McTavish
                              ------------------------------------
                              Chairman and Chief Executive Officer


                         Date:  March 2, 1995

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each Registrant and in the capacities and on the dates indicated:

      Signatures                                        Title                                       Date
      ----------                                        -----                                       ----
/s/ George L. McTavish               Chairman, Chief Executive Officer, and Director            March 2, 1995
- -----------------------                (Principal Executive Officer)
    George L. McTavish


/s/ Edward A. Barbieri               President, Chief Operating Officer and Director            March 2, 1995
- -----------------------
    Edward A. Barbieri


/s/ Dennis R. Hanson                 Executive Vice President, Chief Financial Officer          March 2, 1995
- -----------------------                and Director (Principal Financial and Accounting
    Dennis R. Hanson                   Officer)




/s/ Bruce K. Anderson                Director                                                   March 2, 1995
- -----------------------
    Bruce K. Anderson



/s/ Patrick J. Welsh                 Director                                                   March 2, 1995
- -----------------------
    Patrick J. Welsh



/s/ Dana J. O'Brien                  Director                                                   March 2, 1995
- -----------------------
    Dana J. O'Brien



/s/ Louis P. Buglioli                Director                                                   March 2, 1995
- -----------------------
    Louis P. Buglioli



/s/ Stephen E. Raville               Director                                                   March 2, 1995
- -----------------------
    Stephen E. Raville



/s/ Phyllis Haberman                 Director                                                   March 2, 1995
- -----------------------
    Phyllis Haberman