Form 10-Q
period 1995-03-31
COMDATA HOLDINGS CORP
filed 1995-04-28
CIK 814246

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended   March 31, 1995        Commission file number 0-16151/2-66729
                  ------------------                             ---------------

              COMDATA HOLDINGS CORPORATION/COMDATA NETWORK, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      DELAWARE/MARYLAND                                  13-3396750/62-0813252
- -------------------------------                       --------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification No.)



     5301 Maryland Way           Brentwood, Tennessee              37027
- --------------------------------------------------------------------------------
       (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code       (615)  370-7000
                                                   -----------------------------

                                     N/A
- --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

         Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         YES   X    No      .
             -----     -----

         As of April 14, 1995 there were outstanding 16,578,715 shares of Common Stock of Comdata Holdings Corporation, and 1,000 shares of Comdata Network, Inc.

                                     PART I

Item 1.  Financial Statements

                  Comdata Holdings Corporation and Subsidiary
                    Consolidated Balance Sheets (Unaudited)

                                                                                       March 31,              December 31,
                                                                                         1995                    1994
                                                                                       ---------              ------------
                                                                                      (In thousands, except share data)
                                   ASSETS
                                   ------
Current assets:
  Cash and cash equivalents                                                            $  12,512                $  18,335
  Accounts receivable, less allowance for doubtful
    accounts $5,018, 1995; $5,614, 1994                                                  138,372                  147,940
  Prepaid expenses and other                                                               6,809                    5,560
                                                                                       ---------                ---------
    Total current assets                                                                 157,693                  171,835
  Property and equipment, net of accumulated
    depreciation                                                                          11,842                   11,848
  Cost in excess of fair value of net assets
    acquired, net                                                                         94,627                   81,017
  Other assets, net                                                                       17,756                   18,333
                                                                                       ---------                ---------
                                                                                       $ 281,918                $ 283,033
                                                                                       =========                =========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------
Current liabilities:
  Drafts payable                                                                       $   8,037                $   9,616
  Settlements payable                                                                     83,380                  102,511
  Accounts payable                                                                         8,343                    9,707
  Other accrued liabilities                                                               31,529                   21,305
  Customer security deposits                                                               6,516                    6,301
  Current maturities of long-term debt                                                     7,564                    6,880
                                                                                       ---------                ---------
    Total current liabilities                                                            145,369                  156,320
Deferred credit                                                                            3,256                    3,741
Long-term debt, net of current maturities                                                217,054                  212,661

Stockholders' equity:
  Preferred stock, par value $.01 per share,
    authorized 5,000,000 shares:
      Series B, issued and outstanding 562,033 shares,
        stated at liquidation preference, $100 per share
        plus accrued dividends                                                            74,310                   72,058
      Series C, issued and outstanding 247,975 and
        250,500 shares, respectively; stated at
        liquidation preference, $100 per share plus
        accrued dividends                                                                 32,558                   31,912
  Common stock, par value $.01 per share; authorized 100,000,000 shares;issued and outstanding 16,578,691 and 16,467,530 shares,
    respectively                                                                             166                      165
  Paid-in capital                                                                        121,459                  120,607
  Accumulated deficit                                                                   (312,254)                (314,431)
                                                                                       ---------                ---------
    Total stockholders' equity (deficit)                                                 (83,761)                 (89,689)
                                                                                       ---------                ---------
                                                                                       $ 281,918                $ 283,033
                                                                                       =========                =========

See notes to consolidated financial statements.

                  COMDATA HOLDINGS CORPORATION AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                              ====================

                                                                                  1995              1994
                                                                                ----------        ----------
                                                                           (In thousands, except per share data)
REVENUE                                                                          $ 62,978          $ 57,390
                                                                                 --------          --------
OPERATING COSTS:
Salaries and employee benefits                                                     14,340            14,381
Agent commissions                                                                  11,911             9,281
Telecommunications (including amounts paid to a
  related party, $3,876 in 1995; $3,747 in 1994)                                    6,402             6,275
Depreciation and amortization                                                       2,318             1,783
Other operating costs                                                              12,438            12,452
                                                                                 --------          --------
Total operating costs                                                              47,409            44,172
                                                                                 --------          --------

Income before interest and taxes                                                   15,569            13,218
Interest expense                                                                   (7,386)           (7,668)
                                                                                 --------          --------
Income before income taxes                                                          8,183             5,550
Income tax expense                                                                 (2,782)             (877)
                                                                                 --------          --------
Net income                                                                          5,401             4,673
Preferred stock dividend requirement, payable in
  shares of stock or accreting to liquidation
  preference                                                                       (3,222)           (3,371)
                                                                                 --------          --------
Net income for common stock                                                      $  2,179          $  1,302

EARNINGS PER SHARE:
Net income per common and dilutive common equivalent
  share                                                                          $   0.13          $   0.09

Weighted average common and dilutive common
  equivalent shares outstanding                                                    16,954            14,728

See notes to consolidated financial statements.

                  COMDATA HOLDINGS CORPORATION AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                              ====================

                                                                                    1995                   1994
                                                                                ------------           ------------
                                                                                          (In thousands)
Cash flows from operating activities:
  Net income                                                                     $  5,401                $  4,673
                                                                                 --------                --------
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                                   2,449                   1,783
    Amortization of debt issuance costs and discount                                  430                     723
    Provision for losses on accounts receivable                                     1,422                   1,267
    Amortization of deferred credit                                                  (486)                   (596)
    Deferred tax provision (benefit)                                                1,225                    (680)
                                                                                 --------                --------
    Total adjustments before changes in
      assets and liabilities                                                        5,040                   2,497
                                                                                 --------                --------
    Change in assets and liabilities, net of effects
      from purchase business combinations:
        Accounts receivable                                                         8,882                 (20,423)
        Prepaid expenses and other                                                 (1,154)                    283
        Drafts and settlements payable                                            (20,710)                  6,778
        Other accrued liabilities                                                   6,606                   8,627
        Other                                                                         258                       7
                                                                                 --------                --------
    Total changes in assets and liabilities net of
      effects from purchase combinations                                           (6,118)                 (4,728)
                                                                                 --------                --------
Net cash provided by operating activities                                           4,323                   2,442
                                                                                 --------                --------
Cash flows from investing activities:
  Capital expenditures                                                             (1,868)                 (1,339)
  Payment for purchase business combinations, net of
    cash acquired                                                                 (11,933)                   (586)
  Proceeds from sale of business, net of cash sold                                  1,706                       -
  Additions to other assets                                                          (766)                   (388)
                                                                                 --------                --------
Net cash used for investing activities                                            (12,861)                 (2,313)
                                                                                 --------                --------
Cash flows from financing activities:
  Proceeds from issuance of common stock                                              399                     194
  Net borrowings (payments) of revolving credit loans                               3,189                    (613)
  Principal payments on long-term debt and capital
    leases                                                                           (102)                    (41)
  Payment of debt issuance costs                                                     (771)                   (112)
                                                                                 --------                --------
Net cash provided by (used for) investing activities                                2,715                    (572)
                                                                                 --------                --------
Net decrease in cash & short-term investments                                      (5,823)                   (443)

Cash & cash equivalents, beginning of period                                       18,335                  13,332
                                                                                 --------                --------
Cash & cash equivalents, end of period                                           $ 12,512                $ 12,889
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

         The accompanying unaudited financial statements include all adjustments (which are of a normal recurring nature) that are, in the opinion of management, necessary for a fair statement of the results for the interim period presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The statements should be read in conjunction with the Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements included in the Company's annual report for the year ended December 31, 1994.

         Because of seasonal and other factors, the earnings for the three month periods ended March 31, 1995 and 1994 should not be taken as an indication of earnings for all or any part of the balance of the year.

2. In February 1995, the Company sold the net assets of its retail services division, which provides check authorization and collection services. The consideration received was approximately $4,000,000, consisting of $3,500,000 in cash and a $500,000 promissory note, due in February 1996, subject to the resolution of certain contingencies. The sales proceeds were approximately equal to the carrying value of the net assets sold, including related costs of the transaction, and no significant gain or loss is expected from this transaction.

3. In March 1995, the Company completed an Amendment to its Revolving Credit Agreement. The Amendment increased the commitment from $37.5 million to $75.0 million, extended the maturity from December 1995 to December 1997, and lowered the interest rate to prime plus 0.75% or an adjusted Eurodollar rate plus 2.25%. Previously, the interest rate had been prime plus 1.75% or an adjusted Eurodollar rate plus 3%.

4. In March 1995, the Company purchased the stock of Trendar Corporation ("Trendar"), a business engaged in providing transaction processing services to the transportation industry. The consideration was approximately $14.2 million, consisting of $12.7 million cash and a $1.5 million promissory note payable in 1996. This acquisition has been accounted for as a purchase, and the results of operations of the acquired business have been included in the consolidated financial statements from the effective date of the acquisition. The purchase price will be allocated to the net assets acquired based on their fair values. The results of operations of the acquired business prior to the date of the acquisition are not material to those of the Company.

5. The Company's Series B and Series C Preferred Stock are convertible into common stock at $6.00 per share. Dividends accrue at 12.5% per annum on Series B Preferred Stock and at 12.25% per annum on Series C Preferred Stock, compounded quarterly. Dividends are currently accreting to the liquidation value of the preferred stock, increasing the number of common shares issuable on conversion. At March 31, 1995, an additional 17.8 million shares would be issued if all preferred shares were converted.

         The Company's convertible preferred stock is not dilutive on earnings per share calculations in the first quarter of 1995 and 1994, and the common share equivalent effect of conversion is excluded from the determination of earnings per share in those periods.

         In January 1995, 2,525 shares of Series C Preferred Stock were converted into 54,083 shares of common stock. In April 1995, 3,060 shares of Series B Preferred Stock were converted into 67,351 shares of common stock.

Item 2. Management's Discussion and Analysis of Financial Condition & Results of Operations.

         The Company's services may be separated into the following groups: funds transfer and related services for the trucking industry; cash advance services in the gaming industry; and retail check payment services. The following table sets forth revenues in each of these areas for the three month periods ended March 31, 1995 and 1994.

                                               1995                  1994
                                               ----                  ----
                                                    (In thousands)
 Transportation Services
   Funds Transfer Services                    $20,878               $20,219
   Permit Services                              7,310                 7,042
   Telecommunication Services                   5,177                 4,374
   Other                                        3,242                 2,356
                                              -------               -------
                                               36,607                33,991

 Consumer and Gaming Services                  25,450                20,604
 Retail Services                                  921                 2,795
                                              -------               -------
 Total Revenue                                $62,978               $57,390
                                              =======               =======

         The Company's operating costs, as a percentage of revenue, for such periods were as follows:

                                                 1995                  1994
                                                 ----                  ----
 Revenue                                        100.00%               100.00%
                                                ------                ------

 Salaries and employee benefits                  22.77                 25.06
 Agent commissions                               18.91                 16.17
 Telecommunications                              10.17                 10.93
 Depreciation and amortization                    3.68                  3.11
 Other operating costs                           19.75                 21.70
                                                ------                ------
 Total operating costs                           75.28                 76.97
                                                ------                ------

 Income before interest and taxes                24.72%                23.03%
                                                ------                ------

                             RESULTS OF OPERATIONS

         Revenue increased from $57.4 million in the first quarter of 1994 to $63.0 million in the first quarter of 1995, an increase of $5.6 million, or 9.7%. Transportation services revenue increased by $2.6 million, or 7.7%, during the first quarter. Within transportation services, funds transfer services, increased by $0.7 million, or 3.3%. This revenue growth is primarily due to increases in the number of transactions completed during the periods.

         Permit services revenue increased from $7.0 million in the first quarter of 1994 to $7.3 million in the first quarter of 1995, an increase of $0.3 million, or 3.8%. This revenue growth is due to increases in the number of transactions completed during the periods.

         Telecommunications services revenue increased approximately $0.8 million, or 18.4%, in 1995. The Company has lowered the selling price of certain of its telecommunications services, and as a result has been able to increase the volume of business. At the same time, reductions in telecommunications rates from the Company's suppliers have resulted in an increase in the profitability of these services.

         Revenue from other transportation services increased by $0.9 million, or 37.6%, during the first quarter. Revenue from software systems sales increased approximately $0.8 million, and the acquisition of Trendar in March 1995 resulted in increased revenue of $0.7 million. Revenue from in-cab communications services decreased by $0.5 million as a result of the decision to eliminate this product line.

         Consumer and gaming services revenue increased during the first quarter of 1995 by $4.8 million, or 23.5%, primarily due to increases in the number of transactions at gaming establishments. Growth in gaming at nontraditional locations, such as riverboats and Indian reservations, has contributed significantly to the transaction growth.

         Revenue from retail services decreased by $1.9 million, or 67.0%, during the first quarter of 1995. In February 1995, the Company sold the net assets of its retail services division. The consideration received was approximately $4.0 million, consisting of $3.5 million in cash and a $0.5 million promissory note, due in February 1996 subject to the resolution of certain contingencies. The sales proceeds are approximately equal to the carrying value of the net assets sold, including related costs of the transaction, and no significant gain or loss is expected from this transaction.

         Salaries and employee benefits were $14.3 million in the first quarter of 1995, compared to $14.4 million in the first quarter of 1994. The sale of the retail services division reduced salaries and employee benefits costs by approximately $0.9 million in the first quarter of 1995, and the acquisitions of RoTec and Trendar increased these costs by an equal amount.

         Agent commissions increased from $9.3 million during the first quarter of 1994 to $11.9 million during the first quarter of 1995, an increase of $2.6 million, or 28.3%. These commissions are paid to locations offering gaming cash advance services. This increase was primarily the result of increases in the number of gaming transactions, as discussed above.

         Telecommunications expense was approximately $6.4 million in the first quarter of 1995, compared to $6.3 million in the first quarter of 1994. The elimination of the in-cab communications service reduced these costs by approximately $0.2 million. Rate reductions obtained from the Company's telecommunications suppliers also helped to reduce cost increases in the first quarter of 1995 as related revenues and transaction volumes increased.

         Depreciation and amortization expense increased from $1.8 million in the first quarter of 1994 to $2.3 million in the first quarter of 1995. This increase is primarily due to the depreciation of the costs of imaging systems designed to improve efficiencies in various aspects of the Company's back office operations.

         Other operating costs were approximately $12.4 million in the first quarter of 1995, compared to $12.5 million in the first quarter of 1994.
During the first quarter of 1994, the Company incurred expenses of approximately $1.2 million with a consulting firm to assist in evaluating the efficiency of the Company's work force and procedures. Another factor decreasing these costs in the first quarter of 1995 was the sale of the retail services division, which reduced these costs by approximately $0.7 million. Offsetting these costs reductions were increased costs of the acquired RoTec and Trendar operations, which totalled approximately $0.7 million, increased bad debt expense of approximately $0.3 million, costs associated with the development of new products of approximately $0.3 million, and costs associated with the investigation of a potential acquisition candidate of approximately $0.2 million.

         Interest expense was $7.4 million in the first quarter of 1995, compared to $7.7 million in the first quarter of 1994. The amendment of the Company's Revolving Credit Agreement had the effect of decreasing interest costs by approximately $0.2 million by amortizing the costs of debt issuance over the extended term of the debt agreement. In addition, the average borrowings under the Revolving Credit Agreement were lower during the first quarter of 1995 as a result of repayments of indebtedness from operating cash flows and the proceeds from the sale of the retail services division.

         Income tax expense was approximately $2.8 million in the first quarter of 1995, compared to $0.9 million in the first quarter of 1994. The effective tax rate as a percent of pretax income was approximately 34.0% in 1995, compared to 15.8% in 1994. In 1994, the Company used most of its tax operating loss carryforwards, which had reduced income taxes.

                        LIQUIDITY AND CAPITAL RESOURCES

         Network's Revolving Credit Facility provides for revolving credit loans and letters of credit aggregating up to $75.0 million, with a $25.0 million sublimit for letters of credit. As of March 31, 1995, there were outstanding loans under the Revolving Credit Facility of $4.3 million and letters of credit totaling $9.3 million. In June 1995, Network is required to repay a $5.7 million note. In addition, $6.2 million of 11% Junior Subordinated Notes mature in October 1997. The Revolving Credit Agreement expires in December 1997, and scheduled payments on Network's 12.5% Senior Notes begin in 1998.

         Network's obligations under the Revolving Credit Facility are secured by substantially all the assets of Network and its subsidiaries, are guaranteed by Comdata and bear interest at prime plus 0.75% or an adjusted Eurodollar rate plus 2.25%. The amount of credit available under this arrangement is subject to limitations based on the amount and nature of outstanding receivables.

         The Revolving Credit Facility has provisions that require Network to maintain and transfer excess cash balances, as defined, into bank accounts managed by the lenders. Such lenders have certain discretionary rights to apply such cash balances against Network's outstanding loan amounts. At March 31, 1995, Network had $13.6 million in these accounts. Network monitors its cash position on a daily basis and makes transfers and other transactions necessary to comply with these provisions of the Revolving Credit Facility.

         Subject to certain exceptions, the Revolving Credit Facility requires payment of indebtedness outstanding under the facility with the entire net cash proceeds received by Network or its subsidiaries from asset sales over a certain minimum amount, 50% of the net cash proceeds received by Comdata or Network from permitted issuances of debt or equity and any excess cash flow of Network and its subsidiaries on a consolidated basis. The amount of the Revolving Credit Facility is permanently reduced by an amount equal to such mandatory prepayments.

         The Revolving Credit Facility and the indentures governing the Senior Notes and Senior Subordinated Debentures contain certain covenants that limit or prohibit, among other things, Comdata's ability to incur additional indebtedness, to pay dividends or make other distributions, to engage in certain transactions with affiliates, to issue or sell stock of subsidiaries to third parties, to repay certain indebtedness prior to its stated maturity, to create liens, to sell assets, to make certain capital expenditures, to enter into a transaction that would result in a change of control, to incur certain subordinated debt and to merge or consolidate with or to acquire any other business. In addition, the Revolving Credit Facility requires the Company to maintain certain specified financial ratios. As of March 31, 1995, the Company was required to maintain a tangible net worth deficit of less than $205.0 million, an interest coverage ratio in excess of 2.25 to 1, a current ratio in excess of 0.85 to 1, and indebtedness not to exceed $250.0 million, all as defined. As of March 31, 1995, the Company was in compliance with all covenants and ratios, and its actual measures under these financial ratio covenants were as follows: tangible net worth deficit, $198.9 million; interest coverage ratio, 2.34 to 1; current ratio, 1.05 to 1; indebtedness, $224.6 million.

Working Capital

         The Company's principal uses of funds for the next several years will be for working capital, for debt service and for capital expenditures consisting of routine replacements of field computer equipment and back office equipment. New services offered by the Company will require additional investments in working capital to fund growth in accounts receivable. Management believes that funds generated from operations and borrowed under the Revolving Credit Facility should provide sufficient cash to meet the Company's anticipated liquidity needs.

Accounts Receivable

         In accordance with the Company's revenue recognition policy, revenue from the Company's funds transfer, regulatory permit and gaming cash advance services consists of the transaction fees charged to customers and does not include the cost of goods or services provided by the Company (e.g., fuel purchased, permit provided or cash advanced). The Company's accounts receivable include both the cost of the goods and services provided and the transaction fees, and drafts and settlements payable include the amount due to the issuing agent for the cost of the goods and services. For the three months ended March 31, 1995, the average days in accounts receivable outstanding, calculated based on the average accounts receivable outstanding for such period, was approximately 5.9 days. Because the Company does not recognize the entire amount of accounts receivable for settled transactions as revenue, management believes that the average days in accounts receivable are appropriately measured by the amounts transferred through its cash advance system.

Cash Flow

         Comdata's principal source of internal liquidity has historically been its cash flow from operations. During the three months ended March 31, 1995 and 1994, operating activities provided $4.3 million and $2.4 million, respectively. The consolidated statement of cash flows is substantially affected by the particular day of the week on which the accounting period ends, primarily because of the large volume of weekend transactions in gaming services. In addition, the volume of funds transferred by Comdata for its customers is very high relative to the average level of accounts receivable. Finally, small changes in the timing of customer remittances may have a relatively greater effect on the amounts of accounts receivable.

         Net cash used for investing activities in the three month periods for 1995 and 1994 was $12.9 million and $2.3 million, respectively. These amounts primarily represent payment for purchase business combinations, capital expenditures and additions to other assets.

         Financing activities provided $2.7 million of cash in 1995 and used $0.6 million of cash in 1994, primarily consisting of net borrowings or payments under the Revolving Credit Facility.

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

         Exhibit 27

         Comdata Holdings Corp. Financial Data Schedule (For SEC use only)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           COMDATA HOLDINGS CORPORATION
                                           ----------------------------


         April 28, 1995                      /S/ Dennis R. Hanson
- ----------------------------------         -------------------------
                                           On behalf of the registrant
                                           and as Executive Vice President
                                           and Chief Financial Officer


         April 28, 1995                      /S/ L. Glynn Riddle, Jr.
- ----------------------------------         ----------------------------------
                                           On behalf of the registrant
                                           and as Senior Vice President
                                           and Controller


                                           COMDATA NETWORK, INC.
                                           ---------------------


         April 28, 1995                      /S/ Dennis R. Hanson
- ----------------------------------         -------------------------
                                           On behalf of the registrant
                                           and as Executive Vice President
                                           and Chief Financial Officer



         April 28, 1995                      /S/ L. Glynn Riddle, Jr.
- ----------------------------------         ----------------------------------
                                           On behalf of the registrant
                                           and as Senior Vice President
                                           and Controller
