Form 10-Q
period 1995-06-30
COMDATA HOLDINGS CORP
filed 1995-08-11
CIK 814246

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended   June 30, 1995      Commission file number 0-16151/2-66729
                  -----------------                           ---------------


               COMDATA HOLDINGS CORPORATION/COMDATA NETWORK, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



         DELAWARE/MARYLAND                           13-3396750/62-0813252
- -----------------------------------            ---------------------------------
  (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                      Identification No.)



      5301 Maryland Way            Brentwood, Tennessee            37027
- --------------------------------------------------------------------------------
         (Address of principal executive offices)                (Zip Code)



Registrant's telephone number, including area code     (615)  370-7000
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

    As of August 4, 1995 there were outstanding 16,750,530 shares of Common Stock of Comdata Holdings Corporation, and 1,000 shares of Comdata Network, Inc.

                                     PART I

Item 1.  Financial Statements

                  Comdata Holdings Corporation and Subsidiary
                    Consolidated Balance Sheets (Unaudited)

                                                          June 30,  December 31,
                                                            1995        1994
                                                         ---------  -----------
                                                   (In thousands, except share data)
                        ASSETS
                        ------

 Current assets:
   Cash and cash equivalents                             $  12,165   $  18,335
   Accounts receivable, less allowance for doubtful
     accounts $5,186, 1995; $5,614, 1994                   145,272     147,940
   Prepaid expenses and other                                6,018       5,560
                                                         ---------   ---------
     Total current assets                                  163,455     171,835
 Property and equipment, net of accumulated
   depreciation                                             12,607      11,848
 Cost in excess of fair value of net assets
   acquired, net                                            94,498      81,017
 Other assets, net                                          18,277      18,333
                                                         ---------   ---------
                                                         $ 288,837   $ 283,033
                                                         =========   =========

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------

 Current liabilities:
   Drafts payable                                        $   8,719   $   9,616
   Settlements payable                                      87,276     102,511
   Accounts payable                                          8,358       9,707
   Other accrued liabilities                                24,553      21,305
   Customer security deposits                                6,497       6,301
   Current maturities of long-term debt                      1,983       6,880
                                                         ---------   ---------
     Total current liabilities                             137,386     156,320
 Deferred credit                                             2,771       3,741
 Long-term debt, net of current maturities                 224,486     212,661

 Stockholders' equity:
   Preferred stock, par value $.01 per share,
     authorized 5,000,000 shares:
       Series B, issued and outstanding 558,970 and
         562,033 shares, respectively, stated at
         liquidation preference, $100 per share plus
         accrued dividends
                                                            76,217      72,058
       Series C, issued and outstanding 247,975 and
         250,500 shares, respectively; stated at
         liquidation preference, $100 per share plus
         accrued dividends
                                                            33,555      31,912
   Common stock, par value $.01 per share; authorized
     100,000,000 shares; issued and outstanding
     16,687,529 and 16,467,530 shares, respectively
                                                               167         165
   Paid-in capital                                         122,365     120,607
   Accumulated deficit                                    (308,110)   (314,431)
                                                         ---------   ---------
     Total stockholders' equity (deficit)                  (75,806)    (89,689)
                                                         ---------   ---------
                                                         $ 288,837   $ 283,033
                                                         =========   =========

 See notes to consolidated financial statements.

                  Comdata Holdings Corporation And Subsidiary
               Consolidated Statements of Operations (Unaudited)
               For the Three Months Ended June 30, 1995 and 1994

                             ====================


                                                                 1995              1994
                                                               --------          --------
                                                          (In thousands, except per share data)
 REVENUE                                                       $ 68,527          $ 60,521
                                                               --------          --------

 OPERATING COSTS:
 Salaries and employee benefits                                  14,678            14,948
 Agent commissions                                               13,601            10,314
 Telecommunications (including amounts paid
   to a related party, $5,082 in 1995; $4,255
   in 1994)                                                       6,612             6,420
 Depreciation and amortization                                    2,433             2,210
 Other operating costs                                           12,817            11,169
                                                               --------          --------
 Total operating costs                                           50,141            45,061
                                                               --------          --------

 Income before interest and taxes                                18,386            15,460
 Interest expense                                                (7,514)           (7,681)
 Interest income                                                     23                 3
                                                               --------          --------
 Income before income taxes                                      10,895             7,782
 Income tax expense                                              (3,486)             (924)
                                                               --------          --------
 Net income                                                       7,409             6,858
 Preferred stock dividend requirement,
   payable in shares of stock or accreting
   to liquidation preference                                     (3,309)           (3,463)
                                                               --------          --------
 Net income for common stock                                   $  4,100          $  3,395

 EARNINGS PER SHARE:
 Net income per common and dilutive common
   equivalent share                                            $   0.21          $   0.21

 Weighted average common and dilutive
   common equivalent shares outstanding                          34,943            30,668

See notes to consolidated financial statements.

                  Comdata Holdings Corporation And Subsidiary
               Consolidated Statements of Operations (Unaudited)
                For the Six Months Ended June 30, 1995 and 1994

                             ====================


                                                       1995              1994
                                                     --------         ---------
                                                (In thousands, except per share data)
 REVENUE                                             $131,504         $ 117,911
                                                     --------         ---------

 OPERATING COSTS:
 Salaries and employee benefits                        29,017            29,329
 Agent commissions                                     25,512            19,595
 Telecommunications (including amounts paid
   to a related party, $8,957 in 1995; $8,002
   in 1994)                                            13,013            12,694
 Depreciation and amortization                          4,752             3,993
 Other operating costs                                 25,255            23,622
                                                     --------          --------
 Total operating costs                                 97,549            89,233
                                                     --------          --------

 Income before interest and taxes                      33,955            28,678
 Interest expense                                     (14,905)          (15,353)
 Interest income                                           28                 7
                                                     --------          --------
 Income before income taxes                            19,078            13,332
 Income tax expense                                    (6,268)           (1,801)
                                                     --------          --------
 Net income                                            12,810            11,531
 Preferred stock dividend requirement,
   payable in shares of stock or accreting
   to liquidation preference                           (6,531)           (6,834)
                                                     --------          --------
 Net income for common stock                         $  6,279          $  4,697

 EARNINGS PER SHARE:
 Net income per common and dilutive common
   equivalent share                                  $   0.37          $   0.32

 Weighted average common and dilutive
   common equivalent shares outstanding                34,351            14,845

See notes to consolidated financial statements.

                  Comdata Holdings Corporation and Subsidiary
               Consolidated Statements of Cash Flows (Unaudited)
                For the Six Months Ended June 30, 1995 and 1994

                             ====================


                                                             1995             1994
                                                           --------         --------
                                                                 (In thousands)
 Cash flows from operating activities:
 Net income                                                $ 12,810         $ 11,531
                                                           --------         --------

 Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                            4,751            3,993
     Amortization of debt issuance costs and discount         1,187            1,453
     Provision for losses on accounts receivable              2,746            2,534
     Amortization of deferred credit                           (970)          (1,192)
     Deferred tax provision (benefit)                         1,688           (1,968)
                                                           --------         --------
     Total adjustments before changes in
       assets and liabilities                                 9,402            4,820
                                                           --------         --------
     Change in assets and liabilities, net of effects
       from purchase business combinations:
         Accounts receivable                                 (1,119)         (33,166)
         Prepaid expenses and other                            (364)             377
         Drafts and settlements payable                     (16,132)          12,082
         Other accrued liabilities                             (215)           4,764
         Other                                                  461               29
                                                           --------         --------

     Total changes in assets and liabilities net of
       effects from purchase combinations                   (17,369)         (15,914)
                                                           --------         --------

 Net cash provided by operating activities                    4,843              437
                                                           --------         --------

 Cash flows from investing activities:
   Capital expenditures                                      (4,023)          (2,874)
   Payment for purchase business combinations,
     net of cash acquired                                   (12,444)          (3,386)
   Proceeds from sale of business, net of cash sold           2,983                -
   Additions to other assets                                 (2,206)          (1,345)
                                                           --------         --------
 Net cash used for investing activities                     (15,690)          (7,605)
                                                           --------         --------

 Cash flows from financing activities:
   Proceeds from issuance of common stock                       716              238
   Net borrowings of revolving credit loans                  10,730            8,997
   Principal payments on long-term debt and
     capital leases                                          (5,957)            (104)
   Payment of debt issuance costs                              (812)            (122)
                                                           --------         --------
 Net cash provided by investing activities                    4,677            9,009
                                                           --------         --------

 Net increase (decrease) in cash and cash equivalents        (6,170)           1,841

 Cash & cash equivalents, beginning of period                18,335           13,332
                                                           --------         --------

 Cash & cash equivalents, end of period                    $ 12,165         $ 15,173
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

        Because of seasonal and other factors, the earnings for the three- and six-month periods ended June 30, 1995 and 1994 should not be taken as an indication of earnings for all or any part of the balance of the year.

2. In February 1995, the Company sold the net assets of its retail services division, which provides check authorization and collection services. The consideration received was approximately $4,000,000, consisting of $3,500,000 in cash and a $500,000 promissory note, due in February 1996, subject to the resolution of certain contingencies. The Asset Purchase Agreement provides for guarantees by Network concerning the collectibility of receivables sold to the purchaser and the revenues produced by certain customers. Pending the resolution of these contingencies, it is possible that a small loss will result from this transaction.

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

5. The Company's Series B and Series C Preferred Stock are convertible into common stock at $6.00 per share. Dividends accrue at 12.5% per annum on Series B Preferred Stock and at 12.25% per annum on Series C Preferred Stock, compounded quarterly. Dividends are currently accreting to the liquidation value of the preferred stock, increasing the number of common shares issuable on conversion. At June 30, 1995, an additional 18.3 million shares would be issued if all preferred shares were converted.

        In the six months ended June 30, 1995, 121,502 shares of common stock were issued on the conversion of Preferred Stock.

6.      The computation of earnings per share is presented below:

                                                         Three Months Ended       Six Months Ended
                                                              June 30,                June 30,
                                                        -------------------     --------------------

                                                          1995        1994        1995         1994
                                                        -------     -------     -------      -------
                                                            (In thousands, except per share data)
Earnings
  Net income for common stock                           $ 4,100     $ 3,395     $ 6,279      $ 4,697
  Add dilutive effects of
    preferred dividends                                   3,309       2,940       6,531         -
                                                        -------     -------     -------      -------
  Adjusted income applicable to
    common stock                                        $ 7,409     $ 6,335     $12,810      $ 4,697
                                                        =======     =======     =======      =======

Shares
  Weighted average common shares
    outstanding                                          16,658      14,757      16,595       14,743
  Issuance of stock under
    dilutive options                                        541         100         508          102
  Assumed conversion of
    preferred stock                                      17,744      15,811      17,248         -
                                                        -------     -------     -------     --------
Weighted average common and common
  equivalent shares outstanding                          34,943      30,668      34,351       14,845
                                                        =======     =======     =======      =======

Net income per common and dilutive
  common equivalent share                               $  0.21     $  0.21     $  0.37      $  0.32
                                                        =======     =======     =======      =======

        The effects of assumed conversion of the Company's convertible preferred stock into common stock, and the elimination of the related dividend requirement, is considered in the computation of earnings per share to the extent that conversion would have a dilutive impact on earnings per share calculations. This determination is made on a period by period basis for each series of preferred stock.

7. The Company is in negotiations to acquire Fleetman, Inc. ("Fleetman"), a company that provides fuel management and maintenance services to local fleets. Separately, Fleetman has entered into a definitive agreement to acquire GASCARD, Inc. ("GASCARD"), another local fleet fuel management provider. The terms of the proposed acquisition of Fleetman are still under negotiation.

Item 2. Management's Discussion and Analysis of Financial Condition & Results of Operations.

        The Company's services may be separated into the following groups: funds transfer and related services for the trucking industry; cash advance services in the gaming industry; and retail check payment services. The following table sets forth revenues in each of these areas for the three-month and six-month periods ended June 30, 1995 and 1994.

                                        Three Months Ended         Six Months Ended
                                             June 30,                  June 30,
                                      ---------------------     ---------------------

                                        1995         1994         1995         1994
                                      --------     --------     --------     --------
                                                       (In thousands)
Transportation services
  Funds transfer services             $ 21,501     $ 20,575     $ 42,378     $ 40,794
  Permit services                        8,118        8,013       15,429       15,056
  Telecommunication services             5,835        4,874       11,013        9,248
  Other services                         4,792        2,555        8,032        4,911
                                      --------     --------     --------     --------
                                        40,246       36,017       76,852       70,009


Consumer gaming services                28,281       22,193       53,731       42,797
Retail services                            -          2,311          921        5,105
                                      --------     --------     --------     --------
Total revenue                         $ 68,527     $ 60,521     $131,504     $117,911
                                      ========     ========     ========     ========

        The Company's operating costs, as a percentage of revenue, for such periods were as follows:

                                         Three Months Ended     Six Months Ended
                                              June 30,              June 30,
                                         ------------------    -----------------
                                          1995       1994       1995       1994
                                         ------     ------     ------     ------
Revenue                                  100.00%    100.00%    100.00%    100.00%

Salaries and employee benefits            21.42      24.70      22.07      24.87
Agent commissions                         19.85      17.04      19.40      16.62
Telecommunications                         9.65      10.61       9.90      10.77
Depreciation and amortization              3.55       3.65       3.61       3.39
Other operating costs                     18.70      18.46      19.20      20.03
                                         ------     ------     ------     ------

Total operating costs                     73.17      74.46      74.18      75.68
                                         ------     ------     ------     ------

Income before interest and taxes          26.83%     25.54%     25.82%     24.32%
                                         ======     ======     ======     ======

                             RESULTS OF OPERATIONS

        Revenue increased from $60.5 million in the second quarter of 1994 to $68.5 million in the second quarter of 1995, an increase of $8.0 million, or 13.2%. For the six months ended June 30, 1995, revenue increased from $117.9 million to $131.5 million, an increase of $13.6 million, or 11.5%. Transportation services revenue increased by $4.2 million, or 11.7% during the second quarter, and by $6.8 million, or 9.8%, for the six-month period. Within transportation services, funds transfer services, increased by $0.9 million, or 4.5% for the quarter, and by $1.6 million, or 3.9%, for the six months. This revenue growth is primarily due to increases in the volume of transactions completed during the periods and revenues from unsettled transactions.

        Permit services revenue increased from $8.0 million in the second quarter of 1994 to $8.1 million in the second quarter of 1995, an increase of $0.1 million, or 1.3%. During the six-month period, permit services revenue increased from $15.1 million to $15.4 million, an increase of $0.4 million, or 2.5%.

        Telecommunications services revenue increased approximately $1.0 million, or 19.7%, in the second quarter of 1995, and increased by $1.8 million, or 19.1%, for the six-month period. The Company has lowered the selling price of certain of its telecommunications services, and as a result has been able to increase the volume of business.

        Revenue from other transportation services increased by $2.2 million, or 87.6%, during the second quarter, and increased by $3.1 million, or 63.6%, during the six-month period. These increases are primarily due to the acquisition of Trendar in March 1995, which increased revenue by $2.7 million and $3.4 million for the three-month and six-month periods, respectively. Software sales resulted in revenue increases of $0.5 million for the six-month period, but resulted in a decrease in revenue of $0.3 million for the second quarter due to a decline in the number of new sales contracts. Finally, the decision to eliminate the Company's in-cab communications service decreased revenue by $0.4 million and $0.9 million for the three- and six-month periods, respectively.

        Consumer and gaming services revenue increased during the second quarter of 1995 by $6.1 million, or 27.4%, and by $10.9 million, or 25.5%, for the six-month period. These increases were primarily due to increases in the number of transactions at gaming establishments. Growth in gaming at nontraditional locations, such as riverboats and Indian reservations, has contributed significantly to the transaction growth.

        Revenue from retail services decreased by $2.3 million during the second quarter of 1995, and decreased by $4.2 million for the six months. In February 1995, the Company sold the net assets of its retail services division. The consideration received was approximately $4.0 million, consisting of $3.5 million in cash and a $0.5 million promissory note, due in February 1996. The Asset Purchase Agreement provides for guarantees by Network concerning the collectibility of receivables sold to the purchaser and the revenues produced by certain customers. Pending the resolution of these contingencies, it is possible that a small loss will result from this transaction.

        Salaries and employee benefits decreased by $0.3 million for both the three-month and six-month periods ended June 30, 1995, decreases of 1.8% and 1.1%, respectively. The sale of the retail services division reduced salaries and employee benefit costs by approximately $1.6 million for the three-month period and $2.5 million for the six-month period. These decreases were partially offset by increases resulting from the acquisition of Trendar in March 1995 and the expansion of operations at RoTec.

        Agent commissions increased from $10.3 million during the second quarter of 1994 to $13.6 million during the second quarter of 1995, an increase of $3.3 million, or 31.9%. During the six-month period, agent commissions increased from $19.6 million to $25.5 million, an increase of $5.9 million, or 30.2%. These commissions are paid to locations offering gaming cash advance services. This increase was primarily the result of increases in the number of gaming transactions, as discussed above, and increases in the rates paid to certain casinos in response to competitive pressures.

        Telecommunications expense increased by $0.2 million, or 3.0%, during the three-month period, and by $0.3 million, or 2.5%, during the six-month period. The elimination of the in-cab communications service reduced these costs by approximately $0.1 million and $0.4 million during the three- and six-month periods, respectively. Rate reductions obtained from the Company's telecommunications suppliers also helped to reduce costs in 1995 as related revenues and transaction volumes increased.

        Depreciation and amortization expense increased from $2.2 million in the second quarter of 1994 to $2.4 million in the second quarter of 1995, an increase of $0.2 million, or 10.1%. For the six-month period, these costs increased by $0.8 million, or 19.0%. This increase is primarily due to the depreciation of the costs of imaging systems designed to improve efficiencies in various aspects of the Company's back office operations.

        Other operating costs increased by approximately $1.6 million in both the three-month and six-month periods, increases of 14.8% and 6.9%, respectively. The sale of the retail services division reduced costs in this line item by approximately $1.0 million and $1.6 million for the three- and six-month periods, respectively. Offsetting these cost reductions were the acquisition of Trendar and expansion of operations at RoTec, which totaled approximately $1.2 million and $1.9 million during the three-month and six-month periods, respectively. In addition, during the three- and six-month periods, there were increased costs for bad debt expense of $0.4 million and $0.7 million, respectively, and costs associated with potential acquisitions of approximately $0.1 million and $0.2 million, respectively. The remaining cost increases are primarily due to costs of supporting revenue growth and new products.

        Interest expense decreased $0.2 million, or 2.2%, during the three-month period, and decreased $0.4 million, or 2.9% during the six-month period. The amendment of the Company's Revolving Credit Agreement had the effect of decreasing interest costs by approximately $0.1 million and $0.3 million during the three-month and six-month periods, respectively. In addition, average borrowings under the Revolving Credit Agreement were lower during 1995 as a result of repayment of indebtedness from operating cash flows and the proceeds from the sale of the retail services division.

        Income tax expense increased from $0.9 million in the second quarter of 1994 to $3.5 million in the second quarter of 1995. For the six-month period, income tax expense increased from $1.8 million to $6.3 million. The effective tax rate as a percentage of pretax income increased from 11.9% and 13.5% in the three- and six-month periods of 1994 to 32.0% and 32.9% for the same periods in 1995. In 1994, the Company used most its tax operating loss carryforwards, which reduced income tax expense.

                        LIQUIDITY AND CAPITAL RESOURCES

        Network's Revolving Credit Facility provides for revolving credit loans and letters of credit aggregating up to $75.0 million, with a $25.0 million sublimit for letters of credit. As of June 30, 1995, there were outstanding loans under the Revolving Credit Facility of $11.8 million and letters of credit totaling $6.4 million. $6.2 million of 11% Junior Subordinated Notes mature in October 1997. The Revolving Credit Agreement expires in December 1997, and scheduled payments on Network's 12.5% Senior Notes begin in 1998.

        Network's obligations under the Revolving Credit Facility are secured by substantially all the assets of Network and its subsidiaries, are guaranteed by Comdata and bear interest at prime plus 0.75% or an adjusted Eurodollar rate plus 2.25%. The amount of credit available under this arrangement is subject to limitations based on the amount and nature of outstanding receivables.

        The Revolving Credit Facility has provisions that require Network to maintain and transfer excess cash balances, as defined, into bank accounts managed by the lenders. Such lenders have certain discretionary rights to apply such cash balances against Network's outstanding loan amounts. At June 30, 1995, Network had $16.5 million in these accounts. Network monitors its cash position on a daily basis and makes transfers and other transactions necessary to comply with these provisions of the Revolving Credit Facility.

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

        The Revolving Credit Facility and the indentures governing the Senior Notes and Senior Subordinated Debentures contain certain covenants that limit or prohibit, among other things, Comdata's ability to incur additional indebtedness, to pay dividends or make other distributions, to engage in certain transactions with affiliates, to issue or sell stock of subsidiaries to third parties, to repay certain indebtedness prior to its stated maturity, to create liens, to sell assets, to make certain capital expenditures, to enter into a transaction that would result in a change of control, to incur certain subordinated debt and to merge or consolidate with or to acquire any other business. In addition, the Revolving Credit Facility requires the Company to maintain certain specified financial ratios. As of June 30, 1995, the Company was required to maintain a tangible net worth deficit of less than $200.0 million, an interest coverage ratio in excess of 2.25 to 1, a current ratio in excess of 0.90 to 1, and indebtedness not to exceed $250.0 million, all as defined. As of June 30, 1995, the Company was in compliance with all covenants and ratios, and its actual measures under these financial ratio covenants were as follows: tangible net worth deficit, $190.9 million; interest coverage ratio, 2.47 to 1; current ratio, 1.10 to 1; indebtedness, $226.5 million.

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

Accounts Receivable

        In accordance with the Company's revenue recognition policy, revenue from the Company's funds transfer, regulatory permit and gaming cash advance services consists of the transaction fees charged to customers and does not include the cost of goods or services provided by the Company (e.g., fuel purchased, permit provided or cash advanced). The Company's accounts receivable include both the cost of the goods and services provided and the transaction fees, and drafts and settlements payable include the amount due to the issuing agent for the cost of the goods and services. For the three months ended June 30, 1995, the average days in accounts receivable outstanding, calculated based on the average accounts receivable outstanding for such period, was approximately 5.9 days. Because the Company does not recognize the entire amount of accounts receivable for settled transactions as revenue, management believes that the average days in accounts receivable are appropriately measured by the amounts transferred through its cash advance system.

Cash Flow

        Comdata's principal source of internal liquidity has historically been its cash flow from operations. During the six months ended June 30, 1995 and 1994, operating activities provided $4.8 million and $.4 million, respectively. The consolidated statement of cash flows is substantially affected by the particular day of the week on which the accounting period ends, primarily because of the large volume of weekend transactions in gaming services. In addition, the volume of funds transferred by Comdata for its customers is very high relative to the average level of accounts receivable. Finally, small changes in the timing of customer remittances may have a relatively greater effect on the amounts of accounts receivable.

        Net cash used for investing activities in the six month periods for 1995 and 1994 was $15.7 million and $7.6 million, respectively. These amounts primarily represent payment for purchase business combinations, capital expenditures and additions to other assets.

        Financing activities provided $4.7 million cash in 1995 and $9.0 million of cash in 1994, primarily consisting of net borrowings under the Revolving Credit Facility.

                                    PART II


Item 1. Legal Proceedings

Please refer to the Company's Annual Report on Form 10-K for a discussion of legal proceedings.

Item 2. Changes in Securities

        None

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submissions of Matters to a Vote of Security Holders

All matters submitted to a vote of security holders at the 1995 Annual Meeting held on June 21, 1995 were approved. The voting results were as follows:

1. A total of 32,726,827 shares were represented by proxy at the meeting, representing 94.55% of the 34,612,412 shares eligible to vote.

2.  Election of nine directors to serve a term of one year.

             Percentage of Voted Shares           Percentage of Voted Shares
                  for the Nominees                   Withholding Authority
             --------------------------           --------------------------
                       99.76%                                .24%

3. Approval of the proposed Amendment to the Stock Option and Restricted Stock Purchase Plan.

     Percentage of        Percentage of         Percentage of
     Voted Shares         Voted Shares           Voted Share             Broker
       in Favor              Against              Abstaining            Non-Vote
     -------------        -------------         -------------           --------
        92.40%                4.84%                 1.42%                 1.34%

4. Approval of the appointment of Arthur Andersen LLP as independent auditors of the Company for the year ending December 31, 1995.

     Percentage of Voted          Percentage of Voted        Percentage of Voted
       Shares in Favor              Shares Against             Share Abstaining
     -------------------          -------------------        -------------------
           99.98%                         nm                          nm

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

        27   Financial Data Schedule (for SEC use only)

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            COMDATA HOLDINGS CORPORATION
                                            ----------------------------




        August 11, 1995                       /s/ Dennis R. Hanson
- ------------------------------              ---------------------------------
                                            On behalf of the registrant
                                            and as Executive Vice President
                                            and Chief Financial Officer




        August 11, 1995                       /s/ L. Glynn Riddle, Jr.
- ------------------------------              ---------------------------------
                                            On behalf of the registrant
                                            and as Senior Vice President
                                            and Controller




                                            COMDATA NETWORK, INC.
                                            ---------------------




        August 11, 1995                       /s/ Dennis R. Hanson
- ------------------------------              ---------------------------------
                                            On behalf of the registrant
                                            and as Executive Vice President
                                            and Chief Financial Officer




        August 11, 1995                       /s/ L. Glynn Riddle, Jr.
- ------------------------------              ---------------------------------
                                            On behalf of the registrant
                                            and as Senior Vice President
                                            and Controller