Form 10-Q
period 1995-09-30
COMDATA HOLDINGS CORP
filed 1995-11-13
CIK 814246

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended September 30, 1995   Commission file number 0-16151/2-66729
                  ------------------                          ---------------


             COMDATA HOLDINGS CORPORATION/COMDATA NETWORK, INC.
-----------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)



         DELAWARE/MARYLAND                           13-3396750/62-0813252
--------------------------------------            ---------------------------
  (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                      Identification No.)



      5301 Maryland Way            Brentwood, Tennessee            37027
-----------------------------------------------------------------------------
         (Address of principal executive offices)                (Zip Code)



Registrant's telephone number, including area code     (615)  370-7000
                                                   --------------------------


                                     N/A
-----------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.



         Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         YES   X    No     .
             ----      ----
         As of October 27, 1995 there were outstanding 35,858,828 shares of Common Stock of Comdata Holdings Corporation, and 1,000 shares of Comdata Network, Inc.

                                     PART I

Item 1.  Financial Statements

                  Comdata Holdings Corporation and Subsidiary
                    Consolidated Balance Sheets (Unaudited)

                                                                                                September 30,           December 31,
                                                                                                    1995                    1994
                                                                                                -------------           ------------
                                                                                                  (In thousands, except share data)
                                                ASSETS
             Current assets:
               Cash and cash equivalents                                                           $  23,896             $  18,335
               Accounts receivable, less allowance for doubtful accounts $5,194, 1995;
                 $5,614, 1994                                                                        161,500               147,940
               Prepaid expenses and other                                                              9,033                 5,560
                                                                                                   ---------             ---------
                 Total current assets                                                                194,429               171,835
             Property and equipment, net of accumulated depreciation                                  12,809                11,848
             Cost in excess of fair value of net assets acquired, net                                 93,909                81,017
             Other assets, net                                                                        17,777                18,333
                                                                                                   ---------             ---------
                                                                                                   $ 318,924             $ 283,033
                                                                                                   =========             =========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

             Current liabilities:
               Drafts payable                                                                      $  12,020             $   9,616
               Settlements payable                                                                   104,196               102,511
               Accounts payable                                                                        9,675                 9,707
               Other accrued liabilities                                                              35,329                21,305
               Customer security deposits                                                              6,474                 6,301
               Current maturities of long-term debt                                                    1,926                 6,880
                                                                                                    --------             ---------
                 Total current liabilities                                                           169,620               156,320
             Deferred credit                                                                           2,287                 3,741
             Long-term debt, net of current maturities                                               212,623               212,661

             Stockholders' equity:
               Preferred stock, par value $.01 per share, authorized 5,000,000 shares:
                   Series B, issued and outstanding 558,970 and 562,033 shares, respectively, stated at liquidation preference, $100 per share
                     plus accrued dividends                                                           78,596                72,058

                   Series C, issued and outstanding 247,975 and 250,500 shares, respectively; stated at liquidation preference, $100 per share
                     plus accrued dividends                                                           34,583                31,912

               Common stock, par value $.01 per share; authorized 100,000,000 shares;
                 issued and outstanding 16,814,505 and 16,467,530 shares, respectively                   168                   165
               Paid-in capital                                                                       123,829               120,607
               Accumulated deficit                                                                  (302,782)             (314,431)
                                                                                                   ---------             ---------
                 Total stockholders' equity (deficit)                                                (65,606)              (89,689)
                                                                                                   ---------             ---------
                                                                                                   $ 318,924             $ 283,033
                                                                                                   =========             =========

             See notes to consolidated financial statements.

                  Comdata Holdings Corporation And Subsidiary
               Consolidated Statements of Operations (Unaudited)
             For the Three Months Ended September 30, 1995 and 1994

                               ===============




                                                                                                 1995                    1994
                                                                                               -------                 -------
                                                                                            (In thousands, except per share data)
             REVENUE                                                                            $ 72,793                 $ 63,593
                                                                                                --------                 --------

             OPERATING COSTS:
             Salaries and employee benefits                                                       14,834                   14,960
             Agent commissions                                                                    15,520                   12,096
             Telecommunications (including amounts paid to a related party, $4,549 in
               1995; $4,019 in 1994)                                                               6,500                    5,955
             Depreciation and amortization                                                         2,571                    2,146
             Other operating costs                                                                13,620                   11,285
                                                                                                --------                 --------
             Total operating costs                                                                53,045                   46,442
                                                                                                --------                 --------

             Income before interest and taxes                                                     19,748                   17,151
             Interest expense                                                                     (7,348)                  (7,680)
             Interest income                                                                          25                        1
                                                                                                --------                 --------
             Income before income taxes                                                           12,425                    9,472
             Income tax expense                                                                   (3,728)                    (797)
                                                                                                --------                 --------
             Net income                                                                            8,697                    8,675
             Preferred stock dividend requirement, payable in shares of stock or
               accreting to liquidation preference                                                (3,407)                  (2,948)
                                                                                                --------                 --------
             Net income for common stock                                                        $  5,290                 $  5,727

             EARNINGS PER SHARE:
             Net income per common and dilutive common equivalent share                         $   0.24                 $   0.26

             Weighted average common and dilutive common equivalent shares outstanding            36,046                   32,791


See notes to consolidated financial statements.

                  Comdata Holdings Corporation And Subsidiary
               Consolidated Statements of Operations (Unaudited)
             For the Nine Months Ended September 30, 1995 and 1994

                               ================


                                                                                                 1995                    1994
                                                                                                -------                 -------
                                                                                            (In thousands, except per share data)
             REVENUE                                                                            $204,297                $ 181,504
                                                                                                --------                ---------

             OPERATING COSTS:
             Salaries and employee benefits                                                       43,852                   44,289
             Agent commissions                                                                    41,032                   31,691
             Telecommunications (including amounts paid to a related party, $13,506 in
               1995; $12,021 in 1994)                                                             19,513                   18,649
             Depreciation and amortization                                                         7,323                    6,139
             Other operating costs                                                                38,875                   34,907
                                                                                                --------                ---------
             Total operating costs                                                               150,595                  135,675
                                                                                                --------                ---------

             Income before interest and taxes                                                     53,702                   45,829
             Interest expense                                                                    (22,253)                 (23,033)
             Interest income                                                                          53                        8
                                                                                                --------                ---------
             Income before income taxes                                                           31,502                   22,804
             Income tax expense                                                                   (9,996)                  (2,598)
                                                                                                --------                ---------
             Net income                                                                           21,506                   20,206
             Preferred stock dividend requirement, payable in shares of stock or
               accreting to liquidation preference                                                (9,938)                  (9,782)
                                                                                                --------                ---------
             Net income for common stock                                                        $ 11,568                $  10,424

             EARNINGS PER SHARE:
             Net income per common and dilutive common equivalent share                         $   0.62                $    0.63

             Weighted average common and dilutive common equivalent shares outstanding            34,617                   30,813


See notes to consolidated financial statements.

                  Comdata Holdings Corporation and Subsidiary
               Consolidated Statements of Cash Flows (Unaudited)
             For the Nine Months Ended September 30, 1995 and 1994

                                =============


                                                                                                  1995                   1994
                                                                                                --------               --------
                                                                                                         (In thousands)
             Cash flows from operating activities:
               Net income                                                                       $ 21,506               $ 20,206
                                                                                                --------               --------

             Adjustments to reconcile net income to net cash provided by operating activities:
                 Depreciation and amortization                                                     7,322                  6,139
                 Amortization of debt issuance costs and discount                                  1,683                  2,197
                 Provision for losses on accounts receivable                                       4,765                  3,943
                 Amortization of deferred credit                                                  (1,454)                (1,788)
                 Deferred tax provision (benefit)                                                    902                 (1,968)
                                                                                                --------               --------
                 Total adjustments before changes in assets and liabilities                       13,218                  8,523
                                                                                                --------               --------
                 Change in assets and liabilities, net of effects from purchase business combinations:
                     Accounts receivable                                                         (19,377)               (31,848)
                     Prepaid expenses and other                                                   (1,744)                   402
                     Drafts and settlements payable                                                4,089                 14,992
                     Other accrued liabilities                                                    12,239                 10,996
                     Other                                                                            49                     (9)
                                                                                                --------               --------

                 Total changes in assets and liabilities net of effects from purchase
                   combinations                                                                   (4,744)                (5,467)
                                                                                                --------               --------
             Net cash provided by operating activities                                            29,980                 23,262
                                                                                                --------               --------

             Cash flows from investing activities:
               Capital expenditures                                                               (5,477)                (4,263)
               Payment for purchase business combinations, net of cash acquired                  (12,480)                (3,380)
               Proceeds from sale of business, net of cash sold                                    2,983                      -
               Additions to other assets                                                          (3,160)                (2,194)
                                                                                                --------               --------
             Net cash used for investing activities                                              (18,134)                (9,837)
                                                                                                --------               --------

             Cash flows from financing activities:
               Proceeds from issuance of common stock                                              1,718                    512
               Net payments of revolving credit loans                                             (1,082)               (12,843)
               Principal payments on long-term debt and capital leases                            (6,101)                  (154)
               Payment of debt issuance costs                                                       (820)                  (143)
                                                                                                --------               --------
             Net cash used for investing activities                                               (6,285)               (12,628)
                                                                                                --------               --------

             Net increase in cash and cash equivalents                                             5,561                    797

             Cash & cash equivalents, beginning of period                                         18,335                 13,332
                                                                                                --------               --------

             Cash & cash equivalents, end of period                                             $ 23,896               $ 14,129
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

                 Because of seasonal and other factors, the earnings for the three- and nine-month periods ended September 30, 1995 and 1994 should not be taken as an indication of earnings for all or any part of the balance of the year.

2. In August 1995, the Company entered into a definitive agreement to merge with Ceridian Corporation. Under the terms of the agreement, Comdata's stockholders will receive 0.57 shares of Ceridian common stock for each share of Comdata common stock. The transaction is expected to be tax-free to Comdata's stockholders and to be accounted for on a pooling-of-interests basis. Completion of the transaction is expected to occur before the end of 1995 and is subject to a number of conditions, including the approval of the stockholders of each company, no changes in the reported ownership of Ceridian stock that would affect the continuing availability of its net operating loss carryforwards, and certain regulatory matters.

                 The Company is comparing certain accounting policies with Ceridian accounting policies, as well as evaluating other aspects of the transaction. The Company expects to complete these evaluations during the fourth quarter, after completion of the transaction. Any necessary accruals or asset impairments as a result of these evaluations will be recorded during the fourth quarter.

3. In February 1995, the Company sold the net assets of its retail services division, which provides check authorization and collection services. The consideration received was approximately $4,000,000, consisting of $3,500,000 in cash and a $500,000 promissory note, due in February 1996, subject to the resolution of certain contingencies. The Asset Purchase Agreement provides for guarantees by Network concerning the collectibility of receivables sold to the purchaser and the revenues produced by certain customers. The Company does not expect a material gain or loss to result from this transaction.

4. In March 1995, the Company completed an Amendment to its Revolving Credit Agreement. The Amendment increased the commitment from $37.5 million to $75.0 million, extended the maturity from December 1995 to December 1997, and lowered the interest rate to prime plus 0.75% or an adjusted Eurodollar rate plus 2.25%. Previously, the interest rate had been prime plus 1.75% or an adjusted Eurodollar rate plus 3%.

5. In March 1995, the Company purchased the stock of Trendar Corporation ("Trendar"), which provides transaction processing services to the transportation industry. The consideration was approximately $14.2 million, consisting of $12.7 million in cash and a $1.5 million promissory note payable in 1996. This acquisition has been accounted for as a purchase, and the results of operations of the acquired business have been included in the consolidated financial statements from the effective date of the acquisition. The purchase price will be allocated to the net assets acquired based on their fair values. The results of operations of the acquired business prior to the date of the acquisition are not material to those of the Company.

6. On October 25, 1995, all of the Company's outstanding Series B and Series C Preferred Stock was converted into approximately 19.0 million shares of common stock. This conversion was made pursuant to the Company's rights to force conversion as a result of the common stock having reached and maintained for a stated time period certain specified trading price and volume levels, as set forth in the Company's Certificate of Designations.

7.               The computation of earnings per share is presented below:

                                                                            Three Months Ended                Nine Months Ended
                                                                               September 30,                    September 30,
                                                                          ---------------------             ---------------------
                                                                          1995             1994             1995             1994
                                                                          ----             ----             ----             ----
                                                                                   (In thousands, except per share data)
                 Earnings
                   Net income for common stock                           $ 5,290           $ 5,727          $11,568          $10,424
                   Add dilutive effects of
                    preferred dividends                                    3,407             2,948            9,938            8,841
                                                                         -------           -------          -------          -------
                  Adjusted income applicable to
                    common stock                                         $ 8,697           $ 8,675          $21,506          $19,265
                                                                         =======           =======          =======          =======
                 Shares
                  Weighted average common shares
                   outstanding                                            16,828            14,790           16,728           14,760
                  Issuance of stock under
                   dilutive options                                          922                99              654               98
                  Assumed conversion of
                   preferred stock                                        18,296            17,902           17,235           15,955
                                                                         -------           -------          -------          -------

                 Weighted average common and common
                  equivalent shares outstanding                           36,046            32,791           34,617           30,813
                                                                         =======           =======          =======          =======

                 Net income per common and dilutive
                  common equivalent share                                $  0.24           $  0.26          $  0.62          $  0.63
                                                                         =======           =======          =======          =======

                 The effects of assumed conversion of the Company's convertible preferred stock into common stock, and the elimination of the related dividend requirement, is considered in the computation of historical earnings per share to the extent that conversion would have a dilutive impact on earnings per share calculations. This determination is made on a period by period basis for each series of preferred stock.

8.               The Company had been in negotiations to acquire Fleetman, Inc.
("Fleetman"), a company that provides fuel management and maintenance services to local fleets. However, the letter of intent related to these discussions expired and negotiations have been terminated.

Item 2. Management's Discussion and Analysis of Financial Condition & Results of Operations.

                 The Company's services may be separated into the following groups: funds transfer and related services for the trucking industry; cash advance services in the gaming industry; and retail check payment services. The following table sets forth revenues in each of these areas for the three-month and nine-month periods ended September 30, 1995 and 1994.

                                                               Three Months Ended                Nine Months Ended
                                                                 September 30,                     September 30,
                                                             ---------------------             ---------------------
                                                             1995             1994             1995             1994
                                                             ----             ----             ----             ----
                                                                                 (In thousands)
  Transportation services
    Funds transfer services                               $ 21,781          $ 20,601         $ 64,159         $ 61,395
    Permit services                                          7,442             7,519           22,871           22,575
    Telecommunication services                               6,001             4,721           17,013           13,969
    Other services                                           4,912             2,623           12,946            7,534
                                                          --------          --------         --------         --------
                                                            40,136            35,464          116,989          105,473


  Consumer gaming services                                  32,657            25,899           86,387           68,696
  Retail services                                                -             2,230              921            7,335
                                                          --------          --------         --------         --------
  Total revenue                                           $ 72,793          $ 63,593         $204,297         $181,504
                                                          ========          ========         ========         ========

                 The Company's operating costs, as a percentage of revenue, for such periods were as follows:

                                                        Three Months Ended                Nine Months Ended
                                                           September 30,                     September 30,
                                                       ---------------------             ---------------------
                                                       1995             1994             1995             1994
                                                       ----             ----             ----             ----
  Revenue                                            100.00%           100.00%          100.00%          100.00%

  Salaries and employee benefits                      20.38             23.52            21.47            24.40
  Agent commissions                                   21.32             19.02            20.08            17.46
  Telecommunications                                   8.93              9.36             9.55            10.28
  Depreciation and amortization                        3.53              3.38             3.58             3.38
  Other operating costs                               18.71             17.75            19.03            19.23
                                                     ------            ------           ------           ------
  Total operating costs                               72.87             73.03            73.71            74.75
                                                     ------            ------           ------           ------

  Income before interest and taxes                    27.13%            26.97%           26.29%           25.25%
                                                     ======            ======           ======            =====


                             RESULTS OF OPERATIONS

                 Revenue increased from $63.6 million in the third quarter of 1994 to $72.8 million in the third quarter of 1995, an increase of $9.2 million, or 14.5%. For the nine months ended September 30, 1995, revenue increased from $181.5 million to $204.3 million, an increase of $22.8 million, or 12.6%. Transportation services revenue increased by $4.7 million, or 13.2%, during the third quarter, and by $11.5 million, or 10.9%, for the nine-month period. Within transportation services, funds transfer revenue increased by $1.2 million, or 5.7%, for the quarter, and by $2.8 million, or 4.5%, for the nine months. Transaction volume for the Company's funds transfer services increased by approximately 7% in the third quarter of 1995 and for the nine-month period. Transaction volume increased at a faster rate than revenue as a result of several factors, including price declines for certain services, changes in the mix of services provided and continuing consolidation in the trucking industry leading to more competitive pricing for larger customers. The effect of these factors was significantly mitigated by the recognition of revenue from unsettled transactions initiated in prior periods.

                 Permit services revenue decreased from $7.5 million in the third quarter of 1994 to $7.4 million in the third quarter of 1995, a decrease of $0.1 million, or 1.0%. During the nine-month period, permit services revenue increased from $22.6 million to $22.9 million, an increase of $0.3 million, or 1.3%.

                 Telecommunications services revenue increased approximately $1.3 million, or 27.1%, in the third quarter of 1995, and increased by $3.0 million, or 21.8%, for the nine-month period. The Company has lowered the selling price of certain of its telecommunications services, and as a result has been able to increase the volume of business.

                 Revenue from other transportation services increased by $2.3 million, or 87.3%, during the third quarter, and increased by $5.4 million, or 71.8%, during the nine-month period. These increases are primarily due to the acquisition of Trendar in March 1995, which increased revenue by $2.9 million and $6.3 million for the three-month and nine-month periods, respectively. Software sales resulted in revenue decreases of $0.7 million and $0.2 million, respectively, for the three-month and nine-month periods of 1995, due to a decline in the number of new sales contracts. Finally, the decision to eliminate the Company's in-cab communications service decreased revenue by $0.3 million and $1.3 million for the three- and nine-month periods of 1995, respectively.

                 Consumer and gaming services revenue increased during the third quarter of 1995 by $6.8 million, or 26.1%, and by $17.7 million, or 25.8%, for the nine-month period. These increases were primarily due to increases in the number of transactions at gaming establishments. Growth in gaming at nontraditional locations, such as riverboats and Indian reservations, has contributed significantly to the transaction growth.

                 Revenue from retail services decreased by $2.2 million during the third quarter of 1995, and decreased by $6.4 million for the nine months. In February 1995, the Company sold the net assets of its retail services division. The consideration received was approximately $4.0 million, consisting of $3.5 million in cash and a $0.5 million promissory note, due in February 1996. The Asset Purchase Agreement provides for guarantees by Network concerning the collectibility of receivables sold to the purchaser and the revenues produced by certain customers. The Company does not expect a material gain or loss to result from this transaction.

                 Salaries and employee benefits decreased by $0.1 million and $0.4 million for the three-month and nine-month periods ended September 30, 1995, decreases of 0.8% and 1.0%, respectively. The sale of the retail services division reduced salaries and employee benefit costs by approximately $1.3 million for the three-month period and $3.9 million for the nine-month period. These decreases were partially offset by increases resulting from the acquisition of Trendar in March 1995, which increased salaries and employee benefit costs by $0.6 million and $1.6 million in the three-month and nine-month periods, respectively.

                 Agent commissions increased from $12.1 million during the third quarter of 1994 to $15.5 million during the third quarter of 1995, an increase of $3.4 million, or 28.3%. During the nine-month period of 1995, agent commissions increased from $31.7 million to $41.0 million, an increase of $9.3 million, or 29.5%. These commissions are paid to locations offering gaming cash advance services. This increase was primarily the result of increases in the number of gaming transactions, as discussed above, and increases in the rates paid to certain casinos in response to competitive pressures.

                 Telecommunications expense increased by $0.5 million, or 9.2%, during the three-month period, and by $0.9 million, or 4.6%, during the nine-month period of 1995, primarily due to increases in related revenues and transaction volumes. Rate reductions obtained from the Company's telecommunications suppliers reduced the effects of these cost increases.

                 Depreciation and amortization expense increased from $2.1 million in the third quarter of 1994 to $2.6 million in the third quarter of 1995, an increase of $0.5 million, or 19.8%. For the nine-month period of 1995, these costs increased by $1.2 million, or 19.3%. These increases are primarily due to the depreciation of the costs of imaging systems designed to improve efficiencies in various aspects of the Company's back office operations and amortization of goodwill related to the Trendar acquisition.

                 Other operating costs increased by approximately $2.3 and $4.0 million in the three-month and nine-month periods of 1995 respectively, increases of 20.7% and 11.4%, respectively. The sale of the retail services division reduced costs in this line item by approximately $1.2 million and $2.8 million for the three- and nine-month periods of 1995, respectively.
Offsetting these cost reductions were the acquisition of Trendar, which increased other costs approximately $1.1 million and $2.3 million during the three-month and nine-month periods, respectively. In addition, during the three- and nine-month periods, there were increased costs for bad debt expense of $1.1 million and $1.8 million, respectively. Bad debt expense has increased primarily due to the bankruptcy of certain customers in the transportation business. The remaining cost increases are primarily due to costs of supporting revenue growth and new products.

                 Interest expense decreased $0.3 million, or 4.3%, during the three-month period, and decreased $0.8 million, or 3.4%, during the nine-month period of 1995. The amendment of the Company's Revolving Credit Agreement had the effect of decreasing interest costs by approximately $0.1 million and $0.4 million during the three-month and nine-month periods, respectively. In addition, average borrowings under the Revolving Credit Agreement were lower during 1995 as a result of repayment of indebtedness from operating cash flows and the proceeds from the sale of the retail services division.

                 Income tax expense increased from $0.8 million in the third quarter of 1994 to $3.7 million in the third quarter of 1995. For the nine-month period, income tax expense increased from $2.6 million to $10.0 million. The effective tax rate as a percentage of pretax income increased from 8.4% and 11.4% in the three- and nine-month periods of 1994 to 30.0% and 31.7% for the same periods in 1995. In 1994, the Company used most its tax operating loss carryforwards, which reduced income tax expense.

                        LIQUIDITY AND CAPITAL RESOURCES

                 Network's Revolving Credit Facility provides for revolving credit loans and letters of credit aggregating up to $75.0 million, with a $25.0 million sublimit for letters of credit. As of September 30, 1995, there were no outstanding loans under the Revolving Credit Facility, and letters of credit totaled $6.3 million. In October 1997, $6.2 million of Network's 11% Junior Subordinated Notes mature. The Revolving Credit Agreement expires in December 1997, and scheduled payments on Network's 12.5% Senior Notes begin in 1998.

                 Network's obligations under the Revolving Credit Facility are secured by substantially all the assets of Network and its subsidiaries, are guaranteed by Comdata and bear interest at prime plus 0.75% or an adjusted Eurodollar rate plus 2.25%. The amount of credit available under this arrangement is subject to limitations based on the amount and nature of outstanding receivables.

                 The Revolving Credit Facility has provisions that require Network to maintain and transfer excess cash balances, as defined, into bank accounts managed by the lenders. Such lenders have certain discretionary rights to apply such cash balances against Network's outstanding loan amounts. At September 30, 1995, Network had $22.3 million in these accounts. Network monitors its cash position on a daily basis and makes transfers and other transactions necessary to comply with these provisions of the Revolving Credit Facility.

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

                 The Revolving Credit Facility and the indentures governing the Senior Notes and Debentures contain certain covenants that limit or prohibit, among other things, Comdata's ability to incur additional indebtedness, to pay dividends or make other distributions, to engage in certain transactions with affiliates, to issue or sell stock of subsidiaries to third parties, to repay certain indebtedness prior to its stated maturity, to create liens, to sell assets, to make certain capital expenditures, to enter into a transaction that would result in a change of control, to incur certain subordinated debt and to merge or consolidate with or to acquire any other business. In addition, the Revolving Credit Facility requires the Company to maintain certain specified financial ratios. As of September 30, 1995, the Company was required to maintain a tangible net worth deficit of less than $195.0 million, an interest coverage ratio in excess of 2.25 to 1, a current ratio in excess of 0.95 to 1, and indebtedness not to exceed $245.0 million, all as defined. As of September 30, 1995, the Company was in compliance with all covenants and ratios, and its actual measures under these financial ratio covenants were as follows:
tangible net worth deficit, $181.3 million; interest coverage ratio, 2.60 to 1; current ratio, 1.15 to 1; indebtedness, $214.5 million.

                 As contemplated by the agreement to merge with Ceridian, Ceridian has requested that Network commence, prior to the effective time of the merger, a tender offer (the "Debt Tender Offer") to purchase for cash all $130 million in principal amount of Network's outstanding 12.5% Senior Notes and all $75 million in principal amount of Network's outstanding 13.25% Senior Subordinated Debentures. In connection therewith, Network will solicit consents for certain proposed amendments and waivers to the related Indentures to eliminate substantially all of the restrictive covenants in such Indentures. The Debt Tender Offer is conditioned upon, among other things, the consummation of the merger, receipt of the requisite consents with respect to the proposed amendments and waivers and execution of the resulting Supplemental Indentures, and the receipt by Network, pursuant to an intercompany loan from Ceridian, of sufficient funds to pay the aggregate consideration for all securities validly tendered pursuant to the Debt Tender Offer as well as related fees and expenses. Ceridian also expects that, immediately after the effective time of the merger, it will cause Network to call for redemption of all the outstanding $6.2 million in principal of Network's 11% Junior Subordinated Notes, such redemption also to be financed by an intercompany loan from Ceridian.

                 Ceridian expects to borrow the funds necessary to complete the Debt Tender Offer and the redemption of the Junior Notes pursuant to a new revolving credit facility that it expects to establish immediately following the effective time of the merger. Concurrently with the establishment of the new credit facility, Network's Revolving Credit Facility would be canceled.

Working Capital

                 The Company's principal uses of funds for the next several years will be for working capital, for debt service and for capital expenditures consisting of routine replacements of field computer equipment and back office equipment. New services offered by the Company will require additional investments in working capital to fund growth in accounts receivable. Management believes that funds generated from operations and borrowed under the Revolving Credit Facility should provide sufficient cash to meet the Company's anticipated liquidity needs. If the merger with Ceridian is completed, it is anticipated that intercompany loans from Ceridian would replace the Revolving Credit Facility.

Accounts Receivable

                 In accordance with the Company's revenue recognition policy, revenue from the Company's funds transfer, regulatory permit and gaming cash advance services consists of the transaction fees charged to customers and does not include the cost of goods or services provided by the Company (e.g., fuel purchased, permit provided or cash advanced). The Company's accounts receivable include both the cost of the goods and services provided and the transaction fees, and drafts and settlements payable include the amount due to the issuing agent for the cost of the goods and services. For the three months ended September 30, 1995, the average days in accounts receivable outstanding, calculated based on the average accounts receivable outstanding for such period, was approximately 5.9 days. Because the Company does not recognize the entire amount of accounts receivable for settled transactions as revenue, management believes that the average days in accounts receivable are appropriately measured by the amounts transferred through its cash advance system.

Cash Flow

                 Comdata's principal source of internal liquidity has historically been its cash flow from operations. During the nine months ended September 30, 1995 and 1994, operating activities provided $30.0 million and $23.3 million, respectively. The consolidated statement of cash flows is substantially affected by the particular day of the week on which the accounting period ends, primarily because of the large volume of weekend transactions in gaming services. In addition, the volume of funds transferred by Comdata for its customers is very high relative to the average level of accounts receivable. Finally, small changes in the timing of customer remittances may have a relatively greater effect on the amounts of accounts receivable.

                 Net cash used for investing activities in the nine-month periods for 1995 and 1994 was $18.1 million and $9.8 million, respectively. These amounts primarily represent payment for purchase business combinations, capital expenditures and additions to other assets.

                 Financing activities used $6.3 million of cash in 1995 and $12.6 million of cash in 1994, primarily consisting of net payments under the Revolving Credit Facility.

                                   PART II


Item 1.          Legal Proceedings

                 The Company is a defendant in certain pending litigation arising in the ordinary course of its business. While the final outcome of these lawsuits cannot be predicted with certainty, it is the opinion of management, after consulting with its legal counsel, that any ultimate liability would not materially affect the consolidated financial position of the Company.

                 Comdata announced on October 20, 1995 that it had been informed that Imperial Bank of Los Angeles, California, filed a lawsuit against Comdata and Network in the United States District Court for the Central District of California, alleging that certain business practices of Network in providing cash advance services at legalized gaming establishments, truck stops and check cashing establishments violated the federal antitrust laws. Specifically, the lawsuit alleges that certain provisions of Comdata's long-term contracts with its customers unlawfully excluded others from providing competing services. The lawsuit seeks injunctive relief, money damages, treble damages under the antitrust laws and attorneys fees and costs. A similar lawsuit was filed on October 27, 1995 in the United States District Court for the Northern District of California by Preferred Card Services, Inc., which is understood to be an independent marketing organization for Imperial Bank. The result of any finding in favor of the plaintiff in each of these lawsuits is not currently estimable. Comdata believes that it has not engaged in any illegal conduct and intends to vigorously contest both of these lawsuits.

                 The trail judge in the litigation entitled Mary B. Middleton -vs- Comdata Network, Inc. et.al. pending in the United States District Court For The Eastern District Of California entered an Order dated November 3, 1995 which: (i) denied Network's motion for summary judgment as to all causes of action based upon the statute of limitations, but stated that there is an issue of fact in this regard to be decided at trial; (ii) granted Network's motion for summary judgment as to the first and second causes of action; and (iii) granted the Plaintiff's motion for summary adjudication that Network is liable for the alleged acts of its employees under the doctrine of respondeat superior. The parties are presently engaged in voluntary mediation seeking to settle this litigation. Network believes that the Court's ruling with respect to respondeat superior is contrary to applicable law. If mediation is unsuccessful, Network will seek to appeal the Court's ruling at the earliest possible opportunity, and will continue to vigorously defend this litigation.

Item 2.          Changes in Securities

                 On October 25, 1995, all of the Company's outstanding Series B and Series C Preferred Stock was converted into 19.0 million shares of common stock, as described in Note 6 to the Consolidated Financial Statements included in this Form 10-Q.

Item 3.          Defaults Upon Senior Securities

                 None

Item 4.          Submissions of Matters to a Vote of Security Holders

                 None

Item 5.          Other Information

                 None

Item 6.          Exhibits and Reports on Form 8-K

                 Exhibit 27 -- Financial Data Schedule (for SEC use only)

                 A Report on Form 8-K was filed with respect to the August 24, 1995 announcement of the proposed merger of the Company with Ceridian. Please refer to Note 2 to the Consolidated Financial Statements included in this Form 10-Q for a description of this transaction.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                            COMDATA HOLDINGS CORPORATION
                                                            ----------------------------


             November 13, 1995                                /s/ Dennis R. Hanson
---------------------------------------------------         -------------------------------
                                                            On behalf of the registrant
                                                            and as Executive Vice President
                                                            and Chief Financial Officer


             November 13, 1995                                /s/ L. Glynn Riddle, Jr.
---------------------------------------------------         ------------------------------
                                                            On behalf of the registrant
                                                            and as Senior Vice President
                                                            and Controller


                                                            COMDATA NETWORK, INC.
                                                            ---------------------


             November 13, 1995                                /s/ Dennis R. Hanson
---------------------------------------------------         ------------------------------
                                                            On behalf of the registrant
                                                            and as Executive Vice President
                                                            and Chief Financial Officer


             November 13, 1995                                /s/ L. Glynn Riddle, Jr.
---------------------------------------------------         ------------------------------
                                                            On behalf of the registrant
                                                            and as Senior Vice President
                                                            and Controller
